Form 10-Q
period 2010-10-02
BODY CENTRAL CORP
filed 2010-11-23
CIK 1379246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 001-34906

BODY CENTRAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-1972231
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6225 Powers Avenue

Jacksonville, FL 32217

(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code: (904) 737-0811

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of November 19, 2010 was 15,405,677 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends.  For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, or strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•                  our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•                  failure to execute successfully our growth strategy;

•                  changes in consumer spending and general economic conditions;

•                  changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•                  failure of our new stores or existing stores to achieve sales and operating levels consistent with our expectations;

•                  the success of the malls and shopping centers in which our stores are located;

•                  our dependence on a strong brand image;

•                  failure of our direct business to grow consistent with our growth strategy;

•                  failure of our information technology systems to support our current and growing business, before and after our planned upgrades;

•                  disruptions to our information systems in the ordinary course or as a result of systems upgrades;

•                  our dependence upon key executive management or our inability to hire or retain additional personnel;

•                  disruptions in our supply chain and distribution facility;

•                  our indebtedness and lease obligations;

•                  our reliance upon independent third-party transportation providers for all of our product shipments;

•                  hurricanes, natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•                  the seasonality of our business;

•                  increases in costs of fuel, or other energy, transportation or utilities costs and in the costs of labor and employment;

•                  the impact of governmental laws and regulations and the outcomes of legal proceedings;

•                  restrictions imposed by our indebtedness on our current and future operations;

•                  our failure to maintain effective internal controls; and

•                  our inability to protect our trademarks or other intellectual property rights.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-168014), as amended (the “Registration Statement”), filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 2,	January 2,	October 3,
	2010	2010	2009
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$5,823	$7,226	$706
Accounts receivable, net of allowance for doubtful accounts of $16, $16 and $23	842	910	883
Inventories	17,180	12,898	16,248
Prepaid expenses and other current assets	4,287	3,814	3,845
Total current assets	28,132	24,848	21,682
Property and equipment, net of accumulated depreciation and amortization of $15,403, $12,669 and $11,870	17,367	14,912	14,085
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $2,930, $2,381 and $2,198	17,275	17,824	18,007
Other assets	116	117	245
Total assets	$84,398	$79,209	$75,527
Liabilities, Redeemable Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$11,618	$9,078	$8,424
Accrued expenses and other current liabilities	11,731	12,487	10,770
Current portion of long-term debt	6,000	5,250	6,000
Total current liabilities	29,349	26,815	25,194
Other liabilities	5,883	4,361	4,330
Deferred tax liability, long-term	3,083	1,886	—
Long-term debt, less current portion	25,518	33,000	34,500
Total liabilities	63,833	66,062	64,024
Commitments and contingencies
Redeemable Preferred Stock
Preferred stock, Series D, $0.001 par value, no shares authorized, issued or outstanding	—	—	—
Preferred stock, Series C, $0.001 par value, 30,000 shares authorized, issued and outstanding	3,531	3,418	3,381
Preferred stock, Series A, $0.001 par value, 325,000 shares authorized, 308,820 shares issued and outstanding	31,080	31,080	31,080
Preferred stock, Series B, $0.001 par value, 175,000 shares authorized, 158,386 shares issued and outstanding	15,540	15,540	15,540
Stockholders’ deficit
Common stock, $0.001 par value, 19,053,345 shares authorized, 203,235 shares issued and outstanding	—	—	—
Additional paid-in capital	531	289	158
Accumulated deficit	(30,117)	(37,180)	(38,656)
Total stockholders’ deficit	(29,586)	(36,891)	(38,498)
Total liabilities, redeemable preferred stock and stockholders’ deficit	$84,398	$79,209	$75,527

Par value of issued and outstanding Common Stock is inconsequential.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Net revenues	$56,943	$44,860	$176,288	$145,647
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	38,768	31,225	118,358	103,678
Gross profit	18,175	13,635	57,930	41,969
Selling, general and administrative expenses	14,004	11,062	40,621	33,550
Depreciation and amortization	1,238	1,206	3,510	3,518
Income from operations	2,933	1,367	13,799	4,901
Interest expense, net of interest income	794	965	2,581	2,985
Other income, net of other expense	(49)	(49)	(105)	(157)
Income before income taxes	2,188	451	11,323	2,073
Provision for income taxes	845	167	4,260	769
Net income	$1,343	$284	$7,063	$1,304

Net income per common share:
Basic	$6.43	$1.22	$34.20	$5.86
Diluted	$0.11	$0.02	$0.57	$0.11

Weighted-average common shares outstanding:
Basic	203,235	203,235	203,235	203,235
Diluted	12,582,914	12,157,584	12,447,411	12,157,584

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine Weeks Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income	$7,063	$1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,510	3,518
Deferred income taxes	1,197	(159)
Other non-cash charges	(361)	(723)
Changes in assets and liabilities:
Accounts receivable	106	43
Income taxes	(500)	1,192
Inventories	(4,282)	(1,636)
Prepaid expenses and other current assets	(481)	(516)
Other assets	5	(75)
Accounts payable and accrued expenses	2,254	(2,534)
Other liabilities	2,312	1,765
Net cash provided by operating activities	10,823	2,179
Cash flows from investing activities
Purchases of property and equipment	(5,494)	(2,725)
Net cash used in investing activities	(5,494)	(2,725)
Cash flows from financing activities
Principal payments on long-term debt	(6,732)	(2,750)
Net cash used in financing activities	(6,732)	(2,750)
Net decrease in cash and cash equivalents	(1,403)	(3,296)
Cash and cash equivalents
Beginning of year	7,226	4,002
End of period	$5,823	$706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                            Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Body Central Corp. (the ‘‘Company’’), formerly known as Body Central Acquisition Corp., is a specialty retailer of young women’s apparel and accessories operating retail stores in the South, Mid-Atlantic and Midwest regions of the United States. In addition, the Company operates a direct business through its e-commerce website, www.bodyc.com, and Body Central catalog.

Stock Split

On October 13, 2010, a 25.40446-for-1 stock split of the Company’s outstanding Common Stock was implemented in conjunction with the Company’s initial public offering (“IPO”). All Common Stock shares, per share data, and option exercise prices in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Principles of Consolidation

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements include all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Unaudited Consolidated Financial Statements and related Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 2, 2010, included in the Company’s Registration Statement on Form S-1 (File No. 333-168014), as amended (“Registration Statement”), filed with the SEC.

Fiscal Year End

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week and thirty-nine week periods ended October 2, 2010 and October 3, 2009, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, including intangible assets, income taxes and stock-based compensation.

Segment Reporting

GAAP has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company has aggregated its net revenues generated from its retail stores and its direct business into one operating segment. The Company aggregates its operating segments because they have a similar class of customer, nature of products, nature of production process and distribution methods as well as similar economic characteristics. The Company has no international sales. All of the Company’s identifiable assets are in the United States.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Inventories

Inventories are comprised principally of women’s apparel and accessories and are stated at the lower of cost or market, on a first-in-first-out basis, using the retail inventory method. Included in the carrying value of merchandise inventory, and reflected in cost of goods sold, is a reserve for shrinkage which is accrued between physical inventory dates as a percentage of sales based on historical inventory results.

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the Consolidated Statements of Operations.

New Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (Topic 820). The objective of the new guidance is to provide clarification for the fair value measurement of liabilities, specifically providing clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using certain prescribed techniques. Techniques highlighted include using 1) the quoted price of the identical liability when traded as an asset, 2) quoted prices for similar liabilities or similar liabilities when traded as assets or 3) another valuation technique that is consistent with the principles of fair value measurements. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Finally, the guidance clarifies that Level 1 fair value measurements include both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset is required. The Company’s adoption of this guidance did not have a material impact on its financial statements or disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires disclosures of transfers in and out of Level 1 and 2 fair value measurements, including a description of the reason for the transfer. The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than a single net number. The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010.

Reclassification

A reclassification has been made to the thirty-nine weeks ended October 3, 2009 Consolidated Financial Statements in order to conform to the presentation for the thirteen weeks and thirty-nine weeks ended October 2, 2010.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

2.                            Financial Instruments

The FASB-issued guidance establishes a framework for measuring fair value that is based on the inputs market participants use to determine fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The guidance under this statement describes a hierarchy of three levels of input that may be used to measure fair value:

•                       Level 1 – Inputs based on quoted prices in active markets for identical assets and liabilities.

•                       Level 2 – Inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•                       Level 3 – Unobservable inputs based on little market or no market activity and which are significant to the fair value of the assets and liabilities.

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair values of cash, accounts receivable, accounts payable and accrued expenses are equal to their carrying values based on their liquidity.

Considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

As more fully described in Note 7, on October 20, 2010, the Company repaid all amounts owed under the term loan facilities of its senior credit facility using proceeds from its initial public offering (“IPO”).  The term loans were repaid at carrying value.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Money market securities:
October 2, 2010	$1,754	$1,754	$—	$—
January 2, 2010	$2,653	$2,653	$—	$—
October 3, 2009	$—	$—	$—	$—

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the Consolidated Balance Sheets.

3.                            Leases

The Company conducts all of its retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years and provide for escalations in base rents. The Company does not have obligations to renew the leases. Certain leases provide for contingent rentals based upon sales. Many leases also require additional payments covering real estate taxes, common area costs and insurance. Future minimum rental commitments, by fiscal year and in the aggregate, under noncancelable operating leases as of October 2, 2010, are as follows.

Fiscal Year	(in thousands)
2010 Remaining	$3,835
2011	13,802
2012	10,902
2013	8,911
2014	8,123
Thereafter	19,463
Total	$65,036

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 38.6% and 37.0% for the thirteen weeks ended October 2, 2010 and October 3, 2009, respectively, and 37.6% and 37.1% for the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively. The effective rates for the thirteen and thirty-nine weeks ended October 2, 2010 are higher primarily due to reduced tax credits expected to be utilized to reduce the Company’s fiscal year 2010 income tax liability.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when its judgment changes as the result of the evaluation of new information. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next twelve months.

5.                            Related Parties

The Company leases office and warehouse space under a noncancelable lease agreement dated October 1, 2006 with a company that is owned in part by two stockholders of the Company, both of whom are directors of the Company and one of whom is also a member of management of the Company. The lease expires on October 1, 2016.  The Company incurred rent expense of $351,000 and $346,000 for the thirty-nine weeks ended October 3, 2009 and October 2, 2010, respectively, related to this lease.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6.                            Earnings per Common Share

Basic earnings per common share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share includes the determinants of basic earnings per common share plus the additional dilution for all potentially dilutive stock options and convertible securities utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares potentially dilutive to Common Stock:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(in thousands, except share and per share data)

Net income as reported	$1,343	$284	$7,063	$1,304
Less: Preferred stock dividends declared	(37)	(37)	(113)	(113)
Net income attributable to common shareholders	$1,306	$247	$6,950	$1,191

Weighted average basic common shares	203,235	203,235	203,235	203,235
Impact of dilutive securities:
Stock options	510,570	85,240	375,067	85,240
Convertible securities	11,869,109	11,869,109	11,869,109	11,869,109
Weighted average dilutive common shares	12,582,914	12,157,584	12,447,411	12,157,584

Per common share:
Basic income per common share	$6.43	$1.22	$34.20	$5.86
Diluted income per common share	$0.11	$0.02	$0.57	$0.11

Stock options to purchase 167,669 shares of Common Stock for the thirteen and thirty-nine weeks ended October 3, 2009, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7.                            Subsequent Events

On October 13, 2010, the Company amended its authorized capital stock to 150,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

On October 14, 2010, the Company completed the IPO of its Common Stock which included 3,333,333 new shares sold by the Company and 1,666,667 shares sold by the Company’s existing shareholders, raising net proceeds of $40.3 million for the Company, after deducting the underwriting discount.  As part of its IPO, the Company’s convertible Series A and Series B Preferred Stock were converted to 11,869,109 shares of its Common Stock.

On October 20, 2010, using net proceeds from its IPO, the Company repaid all amounts owing under its term loan facilities of its senior credit facility, redeemed all its non-convertible, non-voting Series C preferred stock, and paid its transaction bonus plan in which specified employees, including named executive officers, received an aggregate $1.0 million triggered by the completion of the IPO.  There were no amounts outstanding under the revolving credit facility of the Company’s senior credit facility at the time of repayment.  Subsequently, the senior credit facility was terminated.

On November 2, 2010, the underwriters closed on the full exercise of their over-allotment option granted in connection with the Company’s IPO to purchase an additional 750,000 shares of the Company’s Common Stock from the Company’s selling stockholders.  The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

ITEM 2.                                                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Registration Statement filed with the SEC, which became effective on October 14, 2010, and our unaudited consolidated financial statements and the related notes included in Item 1 Consolidated Financial Statements of this Quarterly Report. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

Founded in 1972, Body Central Corp. is a growing, multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com. We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

As of November 12, 2010, we had 207 stores with an average size of approximately 4,300 square feet. Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest. We plan to open 27 stores in fiscal year 2010, of which 25 were already opened as of November 12, 2010. We have also closed three stores, most of which were underperforming, in fiscal year 2010 through November 12, 2010, to enhance our overall store performance. We expect to continue to drive our comparable store sales by keeping our merchandise on-trend, increasing the number of customer transactions, continuing to provide our distinctive in-store experience and increasing our brand awareness. We believe these initiatives will enhance our operating margins. We also expect to continue to drive our direct business by leveraging the capabilities of new direct systems being implemented in fiscal year 2010. This new technology will allow us to process more orders, offer a more dynamic merchandise presentation on our website and enhance our marketing efforts by including, among other things, the ability to target specific customer groups.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin and selling, general and administrative expenses.

Net Revenues

Net revenues consist of sales of our merchandise from comparable stores and non-comparable stores, and direct sales through our catalog and e-commerce channels, including shipping and handling fees charged to our customers. Net revenues from our stores and direct business reflect sales of our merchandise less estimated returns and merchandise discounts.

Store Sales

There may be variations in the way in which some of our competitors and other apparel retailers calculate ‘‘comparable’’ or ‘‘same store’’ sales. We include a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store’s sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

•              consumer preferences, buying trends and overall economic trends;

•              our ability to identify and respond effectively to fashion trends and customer preferences;

•              changes in competition;

•              changes in our merchandise mix;

•              changes in pricing levels and average unit price;

•              the timing of our releases of new merchandise;

•              the level of customer service that we provide in our stores;

•              our ability to source and distribute products efficiently; and

•              the number of stores we open and close in any period.

Opening new stores is an important part of our growth strategy. We expect a significant percentage of our net revenues to come from non-comparable store sales. Accordingly, comparable store sales is only one element we use to assess the success of our growth strategy. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Our business is somewhat seasonal and as a result, our revenues fluctuate. In addition, our revenues in any given quarter can be affected by timing of holidays, the weather and other factors beyond our control.

Direct Sales

We offer direct sales through our catalogs and through our e-commerce website, www.bodyc.com, which accepts orders directly from our customers. We believe the circulation of our catalogs and access to our website increases our reputation and brand recognition with our target customers and helps support the strength of our store operations.

Gross Profit

Gross profit is equal to our net revenues minus our cost of goods sold. Gross profit margin measures gross profit as a percentage of our net revenues. Cost of goods sold includes the direct cost of purchased merchandise, distribution costs, all freight costs incurred to ship merchandise to our stores and our direct customers, costs incurred to produce and distribute our catalogs, store occupancy costs, buying costs and inventory shrinkage. The components of our cost of goods sold may not be comparable to those of other retailers.

Our cost of goods sold is greater in higher volume periods because cost of goods sold generally increases as net revenues increase. Changes in the mix of our products, such as changes in the proportion of accessories, may also impact our cost of goods sold. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and take appropriate markdowns to clear these goods. The timing and level of markdowns are not seasonal in nature, but are driven by customer acceptance of our merchandise. If we misjudge sales levels and/or trends, we may be faced with excess inventories and be required to mark down our prices for those products in order to sell them. Significant markdowns have reduced our gross profit in some prior periods and may do so in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and other expenses related to operations at our corporate headquarters and store operations. These expenses do not generally vary proportionally with net revenues. As a result, selling, general and administrative expenses as a percentage of net revenues are usually higher in lower volume periods and usually lower in higher volume periods. The components of our selling, general and administrative expenses may not be comparable to those of other retailers. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth, continuing growth in our direct business and, in part, due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company. Among other things, we expect that compliance with the Sarbanes-Oxley Act and related rules and regulations will result in significant additional legal and accounting costs.

Results of Operations

The following tables summarize key components of our unaudited results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009
	(dollars in thousands, except share and per share data)
Net revenues	$56,943	$44,860	$176,288	$145,647
Cost of goods sold	38,768	31,225	118,358	103,678
Gross profit	18,175	13,635	57,930	41,969
Selling, general and administrative expenses	14,004	11,062	40,621	33,550
Depreciation and amortization	1,238	1,206	3,510	3,518
Income from operations	2,933	1,367	13,799	4,901
Interest expense, net of interest income	794	965	2,581	2,985
Other income, net of other expense	(49)	(49)	(105)	(157)
Income before income taxes	2,188	451	11,323	2,073
Provision for income taxes	845	167	4,260	769
Net income	$1,343	$284	$7,063	$1,304

Net income per common share:
Basic	$6.43	$1.22	$34.20	$5.86
Diluted	$0.11	$0.02	$0.57	$0.11

Weighted-average common shares outstanding:
Basic	203,235	203,235	203,235	203,235
Diluted	12,582,914	12,157,584	12,447,411	12,157,584

Operating Data (unaudited):
Revenues:
Stores	$50,323	$38,417	$148,980	$118,800
Direct	6,620	6,443	27,308	26,847
Net revenues	$56,943	$44,860	$176,288	$145,647
Stores:
Comparable store sales change	17.6%	1.1%	14.8%	4.3%
Number of stores open at end of period	204	179	204	179
Sales per gross square foot (in whole dollars)	$58	$50	$170	$154
Total gross square feet at end of period (in thousands)	875	773	875	773
Direct:
Number of catalogs circulated (in thousands)	4,200	3,200	18,300	17,300
Number of pages circulated (in millions)	286	218	1,244	1,176

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.1%	69.6%	67.1%	71.2%
Gross profit	31.9%	30.4%	32.9%	28.8%
Selling, general and administrative expenses	24.6%	24.7%	23.0%	23.0%
Depreciation and amortization	2.2%	2.7%	2.0%	2.4%
Income from operations	5.2%	3.0%	7.8%	3.4%
Interest expense, net of interest income	1.4%	2.2%	1.5%	2.0%
Other income, net of other expense	-0.1%	-0.1%	-0.1%	-0.1%
Income before income taxes	3.8%	1.0%	6.4%	1.4%
Provision for income taxes	1.5%	0.4%	2.4%	0.5%
Net income	2.4%	0.6%	4.0%	0.9%

We have determined our operating segments on the same basis that we use internally to evaluate performance. Our operating segments are our stores and our direct business, which have been aggregated into one reportable financial segment. We aggregate our operating segments because they have a similar class of customer, nature of products, nature of production process and distribution methods, as well as similar economic characteristics.

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	October 3,	October 2,	October 3,
	2010	2009	2010	2009

Stores at beginning of period	199	177	185	180
Stores opened during period	5	3	22	7
Stores closed during period	—	(1)	(3)	(8)
Stores at end of period	204	179	204	179

Comparison of the Thirteen Weeks Ended October 2, 2010 Compared to the Thirteen Weeks Ended October 3, 2009

Net Revenues

Net revenues increased by $12.1 million, or 26.9%, to $56.9 million for the thirteen weeks ended October 2, 2010 from $44.9 million for the thirteen weeks ended October 3, 2009. This increase resulted from an increase in non-comparable store sales and comparable store sales in addition to a slight increase in our direct sales as further described below.

Store sales increased $11.9 million, or 31.0%, to $50.3 million for the thirteen weeks ended October 2, 2010 from $38.4 million for the thirteen weeks ended October 3, 2009. The increase in store sales resulted in part from a 26.0% increase in the number of customer transactions, driven in part by 25 new store openings, net of store closings, since October 3, 2009, and an increase in the average dollars per transaction. Comparable store sales increased $6.4 million, or 17.6%, for the thirteen weeks ended October 2, 2010 compared to an increase of 1.1% for the thirteen weeks ended October 3, 2009. Non-comparable store sales increased $5.5 million for the thirteen weeks ended October 2, 2010 compared to the thirteen weeks ended October 3, 2009. There were 169 comparable stores and 35 non-comparable stores open at October 2, 2010.

Direct sales, including shipping and handling fees, from our direct business increased $177,000, or 2.7%, to $6.6 million for the thirteen weeks ended October 2, 2010 from $6.4 million for the thirteen weeks ended October 3, 2009, due to an increase in the number of catalogs circulated offset by a decrease in average revenue per catalog.

Gross Profit

Gross profit increased $4.5 million, or 33.3%, to $18.2 million for the thirteen weeks ended October 2, 2010 from $13.6 million for the thirteen weeks ended October 3, 2009. As a percentage of net revenues, gross profit margin increased by 150 basis points, to 31.9%, for the thirteen weeks ended October 2, 2010 from 30.4% for the thirteen weeks ended October 3, 2009. This increase was attributable to a 240 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in comparable store sales and a favorable change in store occupancy costs per store, partially offset by a 90 basis point decrease in merchandise margin.  Excluding a 190 basis point favorable markdown reserve adjustment in the thirteen weeks ended October 3, 2009, the merchandise margin improved 100 basis points due to decreased markdowns.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $2.9 million, or 26.6%, to $14.0 million for the thirteen weeks ended October 2, 2010 from $11.1 million for the thirteen weeks ended October 3, 2009. This increase resulted in part from a $1.6 million increase in store operating expenses due to our store growth. As a percentage of net revenues, store operating expenses decreased to 18.6% for the thirteen weeks ended October 2, 2010 from 20.0% for the thirteen weeks ended October 3, 2009.

General and administrative expenses increased $1.3 million primarily related to payroll, payroll-related expenses and professional fees, including fees associated with the implementation of certain information technology systems, including a new point-of-sale software system. As a percentage of net revenues, general and administrative expenses increased to 6.0% for the thirteen weeks ended October 2, 2010 from 4.6% for the thirteen weeks ended October 3, 2009.

As a percentage of net revenues, selling, general and administrative expenses decreased slightly to 24.6% for the thirteen weeks ended October 2, 2010 from 24.7% for the thirteen weeks ended October 3, 2009, as a result of the above factors.

Depreciation and Amortization Expense

Depreciation and amortization increased $32,000, or 2.7%, to $1.2 million for the thirteen weeks ended October 2, 2010 from $1.2 million for the thirteen weeks ended October 3, 2009. As a percentage of net revenues, depreciation and amortization decreased 50 basis points to 2.2% for the thirteen weeks ended October 2, 2010 from 2.7% for the thirteen weeks ended October 3, 2009, as a result of an increase of our comparable store sales.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, decreased by $171,000, or 17.7%, to $794,000 for the thirteen weeks ended October 2, 2010 from $965,000 for the thirteen weeks ended October 3, 2009, which reflects our lower average borrowings under our senior credit facility for the thirteen weeks ended October 2, 2010.

Provision for Income Taxes

Provision for income taxes increased $678,000 to $845,000 for the thirteen weeks ended October 2, 2010 from $167,000 for the thirteen weeks ended October 3, 2009, which was attributable to a $1.7 million increase in income before income taxes in addition to the effective tax rate increase of 160 basis points to 38.6% for the thirteen weeks ended October 2, 2010 from 37.0% for the thirteen weeks ended October 3, 2009 due primarily to reduced tax credits expected to be utilized to reduce our fiscal year 2010 income tax liability.

Net Income

Net income increased $1.1 million to $1.3 million for the thirteen weeks ended October 2, 2010 from $284,000 for the thirteen weeks ended October 3, 2009 due to the factors discussed above.

Comparison of the Thirty-Nine Weeks Ended October 2, 2010 Compared to the Thirty-Nine Weeks Ended October 3, 2009

Net Revenues

Net revenues increased by $30.6 million, or 21.0%, to $176.3 million for the thirty-nine weeks ended October 2, 2010 from $145.6 million for the thirty-nine weeks ended October 3, 2009. This increase resulted from an increase in non-comparable store sales and comparable store sales in addition to a slight increase in our direct sales as further described below.

Store sales increased $30.2 million, or 25.4%, to $149.0 million for the thirty-nine weeks ended October 2, 2010 from $118.8 million for the thirty-nine weeks ended October 3, 2009. The increase in store sales resulted in part from a 25.5% increase in the number of customer transactions, driven in part by 25 new store openings, net of store closings, since October 3, 2009, partially offset by a decline in the average number of items per sale. Comparable store sales increased $16.7 million, or 14.8%, for the thirty-nine weeks ended October 2, 2010 compared to an increase of 4.3% for the thirty-nine weeks ended October 3, 2009. Non-comparable store sales increased $13.5 million for the thirty-nine weeks ended October 2, 2010 compared to the thirty-nine weeks ended October 3, 2009. There were 167 comparable stores and 37 non-comparable stores open at October 2, 2010.

Direct sales, including shipping and handling fees, from our direct business increased $461,000, or 1.7%, to $27.3 million for the thirty-nine weeks ended October 2, 2010 from $26.8 million for the thirty-nine weeks ended October 3, 2009, due to an increase in the number of catalogs circulated offset by a decrease in average revenue per catalog.

Gross Profit

Gross profit increased $16.0 million, or 38.0%, to $57.9 million for the thirty-nine weeks ended October 2, 2010 from $42.0 million for the thirty-nine weeks ended October 3, 2009. As a percentage of net revenues, gross profit margin increased by 410 basis points, to 32.9%, for the thirty-nine weeks ended October 2, 2010 from 28.8% for the thirty-nine weeks ended October 3, 2009. This increase was attributable to a 120 basis point increase in merchandise margin, due primarily to decreased markdowns, and a 290 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase comparable store sales and a favorable change in store occupancy costs per store.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $7.1 million, or 21.1%, to $40.6 million for the thirty-nine weeks ended October 2, 2010 from $33.6 million for the thirty-nine weeks ended October 3, 2009. This increase resulted in part from a $3.5 million increase in store operating expenses due to our store growth. As a percentage of net revenues, store operating expenses decreased to 17.3% for the thirty-nine weeks ended October 2, 2010 from 18.5% for the thirty-nine weeks ended October 3, 2009.

General and administrative expenses increased $3.6 million primarily related to payroll, payroll-related expenses and professional fees, including fees associated with the implementation of certain information technology systems, including a new point-of-sale software system. As a percentage of net revenues, general and administrative expenses increased to 5.7% for the thirty-nine weeks ended October 2, 2010 from 4.5% for the thirty-nine weeks ended October 3, 2009.

As a percentage of net revenues, selling, general and administrative expenses was 23.0% for both the thirty-nine weeks ended October 2, 2010 and thirty-nine weeks ended October 3, 2009.

Depreciation and Amortization Expense

Depreciation and amortization decreased $8,000, or 0.2%, to $3.5 million for the thirty-nine weeks ended October 2, 2010 from $3.5 million for the thirty-nine weeks ended October 3, 2009. As a percentage of net revenues, depreciation and amortization decreased 40 basis points to 2.0% for the thirty-nine weeks ended October 2, 2010 from 2.4% for the thirty-nine weeks ended October 3, 2009, as a result of an increase of our comparable store sales.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, decreased by $404,000, or 13.5%, to $2.6 million for the thirty-nine weeks ended October 2, 2010 from $3.0 million for the thirty-nine weeks ended October 3, 2009, which reflects our lower average borrowings under our senior credit facility for the thirty-nine weeks ended October 2, 2010.

Provision for Income Taxes

Provision for income taxes increased $3.5 million to $4.3 million for the thirty-nine weeks ended October 2, 2010 from $769,000 for the thirty-nine weeks ended October 3, 2009, which was attributable to a $9.3 million increase in income before income taxes in addition to the effective tax rate increase of 50 basis points to 37.6% for the thirty-nine weeks ended October 2, 2010 from 37.1% for the thirty-nine weeks ended October 3, 2009 due primarily to reduced tax credits expected to be utilized to reduce our fiscal year 2010 income tax liability.

Net Income

Net income increased $5.8 million to $7.1 million for the thirty-nine weeks ended October 2, 2010 from $1.3 million for the thirty-nine weeks ended October 3, 2009 due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and, historically, borrowings under our senior credit facility. Our primary cash needs are capital expenditures in connection with opening new stores, remodeling or relocating existing stores, distributing our catalogs, operating our website and the additional working capital required for running our operations. Cash is also required for investment in our information technology systems, maintenance of existing facilities and distribution facility enhancements, when required. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 60 days to pay our merchandise vendors, depending on the applicable vendor terms.

On October 13, 2010, the Company amended its authorized capital stock to 150,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

On October 14, 2010, we completed our IPO of our Common Stock which included 3,333,333 new shares sold by the Company and 1,666,667 shares sold by the Company’s existing shareholders, raising net proceeds of $40.3 million for the Company, after deducting the underwriting discount.  As part of our IPO, our convertible Series A and Series B Preferred Stock were converted to 11,869,109 shares of our Common Stock.

On October 20, 2010, we repaid all amounts owing under the term loan facilities of our senior credit facility and redeemed our non-convertible, non-voting Series C preferred stock using proceeds from our IPO.  There were no amounts outstanding under our revolving credit facility of our senior credit facility at the time of repayment.  Subsequently, the senior credit facility was terminated.  We are in negotiations for a new revolving credit facility which we anticipate will be effective in the fourth quarter of 2010.

On November 2, 2010, the underwriters closed the full exercise of their over-allotment option to purchase an additional 750,000 shares of our Common Stock from the Company’s selling stockholders.  The option was granted in connection with the IPO of 5,000,000 shares of Common Stock.  We did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

While we believe that our cash position, availability under an anticipated new revolving credit facility, net cash provided by operating activities and the net proceeds from our IPO (after repayment of our senior credit facility, redemption of our non-convertible, non-voting Series C preferred stock, payment by us of an aggregate $1.0 million under a success bonus plan triggered by the completion of our IPO, and payment of costs related to our IPO)  will be adequate to finance working capital needs and planned capital expenditures for at least the next 12 months, our ability to fund such cash flow needs will depend largely on our future operating performance. We assess future operating performance by looking at a number of metrics, primarily our net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, and selling, general and administrative expenses. Our liquidity position is directly affected by these performance metrics.

Our cash and cash equivalents balance decreased $1.4 million to $5.8 million as of October 2, 2010, from $7.2 million as of January 2, 2010. Components of this change in cash for the thirty-nine weeks ended October 2, 2010, as well as the change for the thirty-nine weeks ended October 3, 2009, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
	(unaudited)
Provided by operating activities	$10,823	$2,179
Used for investing activities	(5,494)	(2,725)
Used for financing activities	(6,732)	(2,750)
Decrease in cash / cash equivalents	$(1,403)	$(3,296)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes and the effect of other working capital requirements, as summarized in following table:

	Thirty-Nine Weeks Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
	(unaudited)
Net income	$7,063	$1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,510	3,518
Deferred income taxes	1,197	(159)
Inventories	(4,282)	(1,636)
Merchandise payables	2,540	(828)
Other working capital components	795	(20)
Net cash provided by operating activities	$10,823	$2,179

Net cash provided by operating activities increased $8.6 million to $10.8 million during the thirty-nine weeks ended October 2, 2010 compared to $2.2 million for the thirty-nine weeks ended October 3, 2009. This increase was attributable to a $5.8 million increase in net income, a $1.4 million favorable change in deferred income taxes, a $722,000 improvement in our requirements for inventory, net of merchandise payables, and an $815,000 decrease in our other working capital requirements. The improvements in our cash requirements for inventory were principally due to successful management of our inventories as well as more favorable terms with our trade vendors.  The improvements in our cash requirements for other working capital components are principally due to favorable tenant allowances related to store occupancy.

Investing Activities

Investing activities consist of capital expenditures for new and existing stores, as well as our investment in information technology:

	Thirty-Nine Weeks Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
	(unaudited)
Capital expenditures (excluding tenant allowances)	$(3,153)	$(1,559)
Tenant allowances	(2,341)	(1,166)
Net cash used in investing activities	$(5,494)	$(2,725)

For the thirty-nine weeks ended October 2, 2010, capital expenditures, excluding tenant allowances, increased $1.6 million compared to the thirty-nine weeks ended October 3, 2009, attributable to capital expenditures for our new point-of-sale software system, an upgrade to our systems that support our direct business, new store construction and maintenance of existing stores.

We anticipate that capital expenditures, excluding tenant allowances, in fiscal year 2010, will be approximately $4.5 million, including $1.8 million for over 25 new stores, $900,000 for the relocation of and maintenance of existing stores, $100,000 for maintenance of corporate facilities, and $1.7 million for investments in information technology systems, which includes the implementation of a new point-of-sale software system for our stores and an upgrade to our systems that support our direct business.

Financing Activities

Financing activities have consisted of borrowings and payments on our outstanding senior credit facility:

	Thirty-Nine Weeks Ended
	October 2,	October 3,
	2010	2009
	(in thousands)
	(unaudited)
Principal payments on long-term debt	$(6,732)	$(2,750)
Net cash used in financing activities	$(6,732)	$(2,750)

The $6.7 million and $2.8 million use of net cash in the thirty-nine weeks ended October 2, 2010 and October 3, 2009, respectively, resulted from the scheduled quarterly principal repayments due under our senior credit facility. In addition, we paid an additional $3.0 million on our senior credit facility in the thirty-nine weeks ended October 2, 2010, based on our operating results for fiscal year 2009.

Senior Credit Facility

Effective October 1, 2006, we established a six-year, $66.5 million senior credit facility with certain lenders managed by Dymas Funding Company, LLC, which such credit facility was repaid as fully described in the last paragraph. This senior credit facility provided for a $24.0 million term loan B facility, with quarterly interest payments and a maturity date of October 1, 2013, a $27.5 million term loan A facility, with quarterly principal and interest payments and a maturity date of October 1, 2012 and a revolving credit facility that provides for advances up to $15.0 million, subject to certain limitations, and a maturity date of October 1, 2012. There were no amounts outstanding under the revolving credit facility on October 2, 2010 and January 2, 2010.  There was $1.0 million outstanding under the revolving credit facility on October 3, 2009. Both of the term loans and the revolving credit facility are collateralized by substantially all of our assets and a pledge of stock in our subsidiaries.

Interest rates on our senior credit facility range from LIBOR plus 5.25% to LIBOR plus 5.75%, with a floor for LIBOR of 3.25%. Our borrowing capacity is currently limited to 70% of our total merchandise inventory pursuant to the terms of our senior credit facility. Pursuant to Amendment No. 3 to our senior credit facility, dated January 25, 2008, our borrowing capacity was limited to a maximum of $11.0 million. This expired on December 31, 2009 and we reverted back to a borrowing capacity limited to 70% of our total merchandise inventory. The terms of the loan agreements contain certain restrictive covenants, which require, among other things, the maintenance of a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization, or EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditures. As of October 2, 2010, we were in compliance with all financial covenants contained in our senior credit facility.

On October 20, 2010, we repaid all amounts owing under our term loan facilities of our senior credit facility using proceeds from our IPO.  There were no amounts outstanding under our revolving credit facility of our senior credit facility at the time of repayment.  Subsequently, the senior credit facility was terminated.  We are in negotiations for a new revolving credit facility which we anticipate will be effective in the fourth quarter of 2010.

Off Balance Sheet Arrangements

We are not a party to any off balance sheet arrangements.

Contractual Obligations

There have been no significant changes to our contractual obligations as disclosed in our Registration Statement, other than those which occur in the normal course of business, except for the repayment of all amounts owing under our term loan facilities of our senior credit facility using proceeds from our IPO.  Subsequent to repayment, the senior credit facility was terminated.  We are in negotiations for a new revolving credit facility which we anticipate will be effective in the fourth quarter of 2010.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, net, impairment of long-lived assets, goodwill, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Registration Statement.

New Accounting Standards

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (Topic 820). The objective of the new guidance is to provide clarification for the fair value measurement of liabilities, specifically providing clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using certain prescribed techniques. Techniques highlighted include using 1) the quoted price of the identical liability when traded as an asset, 2) quoted prices for similar liabilities or similar liabilities when traded as assets or 3) another valuation technique that is consistent with the principles of fair value measurements. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Finally, the guidance clarifies that Level 1 fair value measurements include both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset is required. The Company’s adoption of this guidance did not have a material impact on its financial statements or disclosures.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires disclosures of transfers in and out of Level 1 and 2 fair value measurements, including a description of the reason for the transfer. The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than a single net number. The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On October 20, 2010, we repaid all amounts owing under our term loan facilities of our senior credit facility using proceeds from our initial public offering.  There were no amounts outstanding under our revolving credit facility of our senior credit facility at the time of repayment.  Subsequently, the senior credit facility was terminated.  We are in negotiations for a new revolving credit facility which we anticipate will be effective in the fourth quarter of 2010.

We anticipate the interest rate for our new revolving credit facility will vary based on LIBOR plus a fixed rate.  Consequently, our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. We expect that our new revolving credit facility will have prevailing market rates, however, there is no guarantee that such a facility could be entered into on commercially reasonable terms or at all.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Our management, with the participation of the our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

We are subject to various legal claims and proceedings which arise in the ordinary course of our business, including employment related claims, involving routine claims incidental to our business. Although the outcome of these routine claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these claims will have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A.              RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Registration Statement. The risk factors disclosed in our Registration Statement, in addition to the other information set forth in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or results.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 14, 2010, the Registration Statement for our initial public offering was declared effective, pursuant to which we registered the offering and sale of 3,333,333 new shares of our Common Stock and 1,666,667 shares of selling stockholders’ Common Stock, at an offering price of $13.00 per share.  This offering raised $40.3 million, net of the underwriter discount, for the Company.  The selling stockholders sold all 1,666,667 shares of Common Stock for an aggregate offering price to the public of approximately $21.7 million. The managing underwriters were Piper Jaffray & Co., Jefferies & Company, Inc., William Blair & Company, L.L.C. and Robert W. Baird & Co. Incorporated. As a result of the offering, we received net proceeds of approximately $40.3 million. These proceeds were used as follows: (i) $32.1 million to repay all outstanding amounts under our senior credit facility including outstanding interest, (ii) $3.5 million to redeem all outstanding shares of our non-convertible, non-voting Series C preferred stock, (iii) an aggregate $1.0 million payment to specified employees, including certain named executive officers, under a success bonus plan triggered upon completion of this offering, (iv) $2.5 million reserved for offering expenses payable by us, and (v) approximately $1.8 million to provide working capital and other general corporate purposes.

On November 2, 2010, the underwriters closed the full exercise of their over-allotment option to purchase an additional 750,000 shares of our Common Stock from the Company’s selling stockholders.  The option was granted in connection with the IPO of 5,000,000 shares of our Common Stock.  We did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

There has been no material change in the planned use of proceeds from the initial public offering as described in our final prospectus filed with the Securities and Exchange Commission.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 RESERVED

ITEM 5.                 OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2010

BODY CENTRAL CORP.

By:	/s/ B. Allen Weinstein
B. Allen Weinstein
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard L. Walters
Richard L. Walters
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)