Form 10-K
period 2011-01-01
BODY CENTRAL CORP
filed 2011-03-31
CIK 1379246

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-34906

BODY CENTRAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1972231 (I.R.S. Employer Identification No.)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of Class)	(Name of each exchange where registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         The registrant commenced the initial public offering of its common stock in October 2010. Accordingly, there was no public market for the registrant's common stock as of the last business day of the registrant's most recently completed second fiscal quarter.

         The number of shares outstanding of the registrant's common stock as of March 30, 2011 was 15,655,957 shares.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2011 (hereinafter referred to as the 2011 Proxy Statement) are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "potential," "positioned," "predict," "should," "target," "will," "would" and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

  •
  failure of our information technology systems to support our business;

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

  •
  the seasonality of our business;

  •
  increases in costs of fuel, or other energy, transportation or utilities costs as well as in the costs of raw materials, labor and employment;

  •
  the impact of governmental laws and regulations and the outcomes of legal proceedings;

  •
  restrictions imposed by our indebtedness and lease obligations on our current and future operations;

  •
  our failure to maintain effective internal controls; and

  •
  our inability to protect our trademarks or other intellectual property rights.

        Body Central Corp. (herein "we", "our", "us" or the "Company") derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to "Risk Factors" in this Annual Report on Form 10-K. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I.

ITEM 1.    BUSINESS

Our Company

        Founded in 1972, Body Central Corp. is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate over 200 specialty apparel stores in fashion retail venues primarily located in the South, Mid-Atlantic and Midwest under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com. We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

Our Strengths

        We believe that the following strengths are critical to our continued success:

  •
  Established and Differentiated Brand.  With over 35 years of operating experience, we have built the Body Central brand around our strategy of providing the right fashion and quality, with a flattering fit at a value price. We believe our core customer is passionate about finding current fashions typically offered in higher-end specialty stores and boutiques at value prices in an exciting store environment. We also believe that the look and feel of our stores, in-store graphics, fashion assortment, product labeling and overall shopping experience are critical to building our brand image. All of these factors create a unique Body Central experience.

  •
  Exciting Fashion Delivered at Compelling Value.  We deliver a carefully edited selection of quality, fashionable apparel and accessories for most occasions at value prices. Our broad product assortment of apparel, jewelry, accessories and footwear allows our customers to purchase complete outfits. We do not dictate fashion trends, but respond quickly to offer the best selling styles. We maintain a fresh and exciting shopping experience by continually refreshing our inventory through almost daily shipments to our stores. We design our windows, displays and floor sets to emphasize outfit ideas and refresh them every two to three weeks to drive repeat store visits.

  •
  Multiple Sales Channel Synergies.  We complement our retail stores with a direct business, which consists of both catalog and internet sales, which we have operated since 2005. We believe our catalog differentiates us from most competitors. We select our best selling products from our stores to sell through our direct channel. We believe our multi-channel strategy builds brand awareness and drives sales across all of our channels. We operate retail stores in 23 states and have direct sales in all 50 states. In fiscal year 2010, our two highest volume states for direct sales were outside of our retail store geography. For fiscal year 2010, direct sales represented 14.0% of our net revenues.

  •
  Powerful New Store Economics.  We have a store model that works across a variety of market sizes, demographics, climates, real estate venues, store sizes and mall classifications. Our flexible store format allows us to adapt to available locations and store footprints quickly with a low investment cost that has delivered attractive returns and short payback periods. The majority of our stores range from approximately 3,200 to 5,200 square feet with an average size of 4,300 square feet. Our average net out-of-pocket investment for a new store, including inventory, is approximately $100,000. We have instituted a rigorous process for determining new store locations based on projected sales potential, investment returns and key performance indicators of competitors combined with site visits. We believe our store economics, flexible real estate model and disciplined new store development process allow us to expand our store footprint on a profitable basis.

  •
  Disciplined Inventory Management.  We test the vast majority of all new products on a limited basis prior to a broader roll out of the best selling items. This test-and-reorder strategy serves as the foundation of our merchandising philosophy and instills discipline in our inventory management. Our ability to interpret the amount of merchandise we will be able to sell to our customers by color, classification and size, combined with our vendors' short production lead time, allows us to respond rapidly to changing trends. In addition, our extensive vendor base provides us with access to a large number of designers and enables us to have products in our stores in a timely fashion. From this vast supply of new designs we can select merchandise to test, which we believe has the distinctive Body Central look, feel and fit.

  •
  Proven Management Team.  Allen Weinstein, our President and Chief Executive Officer, Beth Angelo, our Chief Merchandising Officer and President of Direct Sales, and Richard Walters, our Chief Financial Officer, have an average of more than 25 years of retail experience, including in design, marketing, sourcing, merchandising and real estate, and have been instrumental in our strong performance in recent years. In addition, experience and tenure run deep within the Body Central organization. Our regional and district managers average over 20 years and 10 years of experience, respectively.

Growth Strategy

        We believe we are well positioned to take advantage of opportunities to increase revenues, capture market share and drive net income growth, including:

  •
  Expand Our Store Base.  We believe our concept has broad appeal and significant expansion opportunity. With only 209 stores in 23 states as of January 1, 2011, we have considerable opportunity to expand in existing and adjacent markets. We opened 27 stores in fiscal year 2010. We expect to open approximately 30 to 35 new stores in fiscal year 2011, net of store closings. We closed three stores, most of which were underperforming, during fiscal year 2010. We believe we can continue to open new stores at an annual unit rate of 15% for the next several years.

  •
  Increase Comparable Store Sales and Enhance Brand Awareness.  We plan to grow our comparable store sales by merchandising our stores with the latest fashion trends and maintaining focus on store level execution. We believe our ability to test products quickly and to rapidly replenish the best selling items keeps our shopping experience exciting and drives repeat customer visits and purchases. We believe we will be able to enhance our brand awareness through our continued marketing efforts and in-store experience. In addition, we believe our catalog distribution helps build our Body Central brand awareness.

  •
  Expand Operating Margin.  As we grow, we believe we can improve our operating margin. We expect to leverage our infrastructure and buying power and streamline processes through the implementation of our new point-of-sale system and catalog and warehouse management systems. In addition, we will continue to refine our inventory disciplines and upgrade information technology to enhance our productivity.

  •
  Grow Our Direct Business.  In July 2010, we implemented a new software system for our direct business. This new system allows us to process more orders, offers a more dynamic merchandise presentation on our website and enhances our marketing efforts by including, among other things, the ability to target specific customer groups. In addition, we implemented a new point-of-sale software system in fiscal year 2010 which is expected to increase the synergies between our direct business and our retail stores.

Products

        We offer a broad selection of apparel and accessories targeted to young women who seek the latest fashion styles at value prices. The majority of our products are sold under our exclusive Body Central® and Lipstick® labels. We also sell a select assortment of branded merchandise, primarily denim, to complement our exclusive label merchandise.

        Our products are presented to emphasize coordinated outfits. Our assortment of tops, dresses, bottoms, jewelry, accessories and shoes fits the many lifestyles of our customers—casual, club, dressy and active. The majority of our products are priced under $20 and we believe represent real values. We strategically price some of our best selling tops and our jewelry to drive customer traffic. The table below indicates our product mix as a percentage of net sales in our stores derived from our two major product categories, as of the fiscal year end for each of the years indicated below:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Apparel	75.9%	76.6%	75.2%
Accessories	24.1	23.4	24.8

Total	100.0%	100.0%	100.0%

        Typically, our direct business features an edited selection of our best selling store merchandise targeted to a slightly broader customer base. We monitor trends in our stores in order to optimize our direct merchandise offerings.

Merchandising

        Our merchandising team seeks to identify current fashion trends and merchandise consistent with our brand image. We do not dictate fashion trends; rather we focus on quickly adapting to the latest trends to provide the right merchandise at value prices every day. Our merchandising team consists of our Chief Merchandising Officer, buyers and assistant buyers organized by product category, as well as a team focused on our direct business. Our merchandising team is responsible for selecting and sourcing our product assortments, managing inventory levels, and allocating merchandise to stores. We build our product assortments after careful review and consideration and select products that can be displayed in our stores in a coordinated manner to encourage our customers to purchase complete outfits.

        We have access to the design expertise of numerous designers through our broad vendor base who provide us with hundreds of new styles each week to review. The merchandising team selects new style items from the styles presented to us and makes necessary changes based on current fashion trends and preferences of our customer. Before placing an order, every item is evaluated for style, quality and fit to ensure standards consistent with our Body Central brand. Our vendor relationships provide us the ability to introduce these fashion-right products to our stores quickly. Once in the stores, our buyers use an array of retail intelligence tools to track the performance of each item and class, and then take appropriate action.

Sourcing

        Our test-and-reorder strategy enables us to respond rapidly to changing trends. This strategy allows us to minimize our inventory risk by testing small quantities in our stores before placing larger purchase orders for a broader roll out, which minimizes fashion risk and inventory markdowns. We believe this flexible sourcing model enables us to maintain a smaller percentage of our inventory on clearance.

        We do not own or operate any manufacturing facilities and buy our merchandise from third-party vendors on an order-by-order basis. We have relationships with approximately 240 U.S. vendors. Our top 10 vendors sourced approximately 47.2% of our merchandise in fiscal year 2010, with our two largest vendors collectively representing approximately 23.2%. We continue to expand our vendor network, which gives us access to a broad variety of merchandise from a multitude of designers and vendors at competitive prices. We believe our vendors view us as an important retail partner given our scale and market position.

        We believe our sourcing strategy has been successful because we have a balance of domestic and import production by which our U.S. vendors place orders and supply merchandise to us from both U.S. manufacturers and foreign manufacturers that are located in such countries as China, pursuant to purchase orders. This strategy provides us with lead times as short as four to six weeks for domestic purchases and eight to twelve weeks for imports.

        Every vendor that supplies our merchandise is required to adhere to our vendor manual, which is designed to ensure that our vendor's business is conducted in a legal, ethical and responsible manner. Our vendor manual requires that each of our suppliers operates in compliance with applicable wage, benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor. See "Risk Factors—Risks Related to Our Business—We may suffer risks if our vendors fail to comply with applicable laws, including a failure to use acceptable labor practices, or if our vendors suffer disruptions in their businesses" for more information.

Sales Channels

        We conduct our business through two primary sales channels: retail stores and direct, which consists of the Body Central catalog and our website, www.bodyc.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K.

Stores

        For fiscal year 2010, our stores generated net sales of $209.4 million, which represented 86.0% of our total net revenues.

        As of January 1, 2011, we had 209 retail stores under the names Body Central and Body Shop in 23 states, located primarily in the South, Mid-Atlantic and Midwest. The majority of our stores range in size from 3,200 to 5,200 square feet, with an average of approximately 4,300 square feet. The stores we opened during fiscal year 2010 achieved annualized sales per store and sales per gross square foot in excess of our average store sales. Our stores have historically been located in regional malls and lifestyle centers in small, medium and metropolitan markets. The nature of our fashion merchandise enables us to be successful in markets across hot, warm and cold climates.

        The following store list shows the number of stores we operated in each state as of January 1, 2011:

State	Number of Stores	State	Number of Stores
Alabama	10	Maryland	5
Arizona	1	Mississippi	4
Arkansas	4	Missouri	4
Delaware	1	North Carolina	13
Florida	33	Ohio	9
Georgia	17	Oklahoma	3
Illinois	9	Pennsylvania	17
Indiana	11	South Carolina	8
Iowa	1	Tennessee	8
Kansas	2	Texas	25
Kentucky	5	Virginia	10

Louisiana	9	Total	209

  Store Design and Environment

        Our stores are designed to effectively present our merchandise and create an exciting atmosphere to draw customers into our store, similar to fashion boutiques. The stores feature a vibrant look with colorful displays, popular music and aspirational lifestyle photos. Our stores are constructed to allow us to efficiently shift merchandise displays for each season and major holiday. Our open floor design enables customers to easily view most of our merchandise. We use a large number of body forms to provide customers with full outfit ideas. We believe by constantly changing our products and floor sets with new merchandise, we give our customers a reason to shop our stores frequently.

        We maintain a consistent look in our stores, including signature blue LED storefront signs, blue mosaic tiles on the storefront columns and a well-lit selling area. High ceilings and slat walls allow us to stock and display our merchandise effectively. We seek site locations that have a store front of at least 30 feet wide to create an inviting open floor feel, complete with visually appealing glass line presentations.

  Site Selection and Store Growth

        In selecting a location for a new store, we target malls as well as lifestyle, power and outlet centers in areas with suitable demographics and where similar fashion retailers have performed well. We have a real estate committee that utilizes a disciplined approach to analyze factors that include mall productivity, mall-specific competitive environment, average sales of junior retailers and configuration of available space for potential new store locations. We seek prominent locations in high-traffic areas of the mall and in close proximity to other retailers targeting juniors and young women as we have found that when we have locations in malls with certain key competitors our net sales in those stores typically exceed the net sales of stores that are not located in proximity to those key competitors. Our flexible store format allows us to utilize both new and second-generation retail locations. We also evaluate new store locations based on projected sales, anticipated capital investment and estimated store level contribution which satisfies our targeted return threshold. We negotiate leases with a variety of term lengths, often with an early termination right held by us if certain sales goals are not achieved.

        We enhance our existing store base by relocating or closing underperforming stores that we believe are not profitable or located in underperforming markets as well as remodeling our older stores. In fiscal year 2010, we closed three stores and relocated three stores. We have currently identified a number of potential sites for new stores with appropriate market characteristics. In fiscal year 2011, we anticipate opening approximately 30 to 35 stores, net of store closings, with approximately 15% new store unit growth over the next several years. Our new store model assumes average unit revenue of $850,000 to $1,100,000 in the first 12 months and an average net out-of-pocket initial cash investment of approximately $100,000 which includes $75,000 of average build-out costs, including equipment and fixtures (net of landlord contributions), and $25,000 of initial inventory (net of payables).

        The table below highlights certain information regarding our new store openings, store closings, relocations and remodels as of the fiscal year end for each of the years indicated below:

	January 1, 2011	January 2, 2010	January 3, 2009
Stores at beginning of period	185	180	188
Stores opened during period	27	15	6
Stores closed during period	(3)	(10)	(14)

Stores at end of period	209	185	180

Remodeled stores	—	—	4
Relocated stores	3	4	5

Direct

        Our direct business consists of Body Central catalogs and our www.bodyc.com website and enables us to reach customers by phone, mail or the Internet in all states and further build our Body Central brand. For fiscal year 2010, our direct business generated revenues of $34.0 million or 14.0% of our net revenues.

        We currently obtain customer information from both catalog and Internet customers as well as mail and email customer lists that we purchase. We currently have a database containing approximately 1.2 million mailing addresses and approximately 811,000 email addresses.

        We implemented a new system for our direct business in July 2010, which is expected to enhance our capabilities and support growth. For example, this system supports a more dynamic presentation of merchandise, allows us to process more orders and enhances our marketing efforts by including, among other things, the ability to target specific customer groups based on their shopping history and spending habits.

  Catalog

        Since the majority of our competitors do not offer a catalog, we believe our Body Central catalog differentiates us from them. We believe our catalog reinforces the Body Central brand image and drives sales across all of our sales channels. For example, following the delivery of our catalogs, we have historically experienced an increase in orders on our website. In fiscal year 2010, we distributed ten catalog editions and approximately 21.9 million catalogs.

        All creative work on the Body Central catalog is developed in-house, which we believe allows us to consistently reinforce our brand image. Photography is shot both on location and in studios, and page layout and copywriting are executed by us. Digital images are transmitted directly to outside printers, thereby reducing lead times and improving reproduction quality.

  Internet

        Our customers are able to purchase our merchandise through our website as well as obtain current information on our store locations. Most of our direct business purchases are made online although often tied to a catalog distribution. As with our catalog, we believe our website reinforces our Body Central brand.

Marketing and Advertising

        While our products appeal to women of varying ages and diverse backgrounds, our core customer is a young woman in her late teens or twenties who enjoys shopping for the latest fashions. According to the U.S. Census Bureau, there were estimated to be approximately 25.0 million women as of July 2009 between the ages of 18 to 29. Our target customer represents a growing segment of the U.S. population and we believe that she spends a higher proportion of her income on fashion than the general population.

        Our marketing approach aims to increase customer traffic and build our brand image. We believe one of our strongest marketing pieces is our Body Central catalog. Additionally, we use email communications, in-store graphics, our website and social networking sites, such as Facebook and Twitter to achieve our marketing goals. We often coordinate marketing efforts with the malls and shopping centers in which our stores are located.

        We believe that the look and feel of our stores, our in-store graphics, product labeling, customer service and overall shopping experience are critical to building our brand image. Merchandise is presented with a cohesive marketing theme, often around seasons and holidays, which unifies the store presentation and emphasizes both on-trend fashions and fashion basics. For example, we display large posters throughout each store that feature aspirational photos of our models wearing complete Body Central outfits, as well as a large number of body forms featuring current merchandise.

Distribution

        We distribute all of our merchandise from our corporate headquarters in Jacksonville, Florida, which occupies approximately 179,000 square feet, consisting of approximately 146,000 square feet of warehouse space and approximately 33,000 square feet of office space. All of our merchandise is received, inspected, managed, stored and distributed through our warehouse. Most of our merchandise is currently pre-ticketed and pre-assorted by our vendors, which allows us to distribute the merchandise quickly and reduce labor costs. Merchandise is shipped almost daily to our stores to ensure a steady flow of new inventory. We believe that the capacity of our distribution center is sufficient to support our expected growth plans for the foreseeable future.

Information Technology Systems

        Our information technology systems provide support and information to our management team. We believe our systems provide us with improved operational efficiencies, scalability, increased management control and timely reporting that allows us to identify and respond to trends in our business. We use a combination of customized and industry-standard software systems to support the following functions:

  •
  store point-of-sale;

  •
  e-commerce and catalog;

  •
  inventory management; and

  •
  financial reporting.

        We replaced our point-of-sale software system in the second half of fiscal year 2010. We expect this upgrade to enhance customer service, improve operational efficiency, increase management reporting and control and increase synergies between our direct business and our retail stores. Our new system complements our core functions of purchasing, merchandising, finance and accounting, inventory and order management and warehousing and distribution. This new system was deployed across all of our stores in advance of the 2010 holiday shopping season.

        In July 2010, we upgraded our systems that support our direct business and redesigned our website. This system supports a more dynamic presentation of merchandise, allows us to streamline our order processing and enhances our marketing efforts by including, among other things, the ability to target specific customer groups based on their shopping history and spending habits. We expect to continue to invest in and upgrade our systems to provide improved support of our current operations and position us for future growth.

Competition

        The specialty-apparel retail market is highly competitive. We compete primarily with other specialty retailers and Internet and catalog businesses that specialize in women's apparel and accessories targeting customers in their late teens and twenties. We believe the principal basis upon which we compete is by offering quality, current fashions at value prices. We believe that our success is dependent on our in-store experience, our Body Central brand, our current fashions and desirable store locations.

        Our success also depends in substantial part on our ability to respond quickly to fashion trends so that we can meet the changing demands of our customers. We believe our competitors include other specialty retailers such as Forever 21, Wet Seal, rue21, Charlotte Russe and Aéropostale. Our market is highly competitive and many of these retailers have substantially greater name recognition, as well as financial, marketing, and other resources, and devote greater resources to the sale of their products than we do. We may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

Intellectual Property

        We have registered numerous trademarks with the U.S. Patent and Trademark Office, including Body Central® and Lipstick®. In addition, we own domain names, including www.bodyc.com, and we own unregistered copyright rights in our website content. We believe our material trademarks have value, and we protect them against infringement. We will also continue to file new applications as appropriate to protect our intellectual property rights.

        In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which is a cosmetics and beauty store. We are not affiliated with this company. In 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women's apparel and apparel accessories. Under the terms of this license agreement, we granted an exclusive, royalty-free license to the cosmetics and beauty store company to use our "Body Shop" mark for its business as follows: as a service mark for mail order retail sales of t-shirts and sweatshirts in 49 states and territories and of other apparel in 38 states and territories; as a service mark for retail store sales of apparel in 38 states and territories; and as a trademark for apparel in 38 states and territories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our "Body Shop" mark in our stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. We currently operate under the Body Central banner and, in a minority of stores in certain states, we operate under the Body Shop banner. Our current business is focused on developing the Body Central® and Lipstick® brands and we are moving away from the use of the Body Shop name in our stores. We currently operate 60 stores under the Body Shop banner, and we expect that this number will decline as we remodel or update older stores and transition to Body Central signs and banners.

Regulation and Legislation

        We are subject to labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, consumer protection regulations and other laws that regulate retailers and govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Insurance

        We use a combination of insurance and self-insurance for a number of risk management activities, including workers' compensation, general liability, automobile liability and employee-related health care benefits, a portion of which is paid by the employees. We evaluate our insurance requirements on an ongoing basis to maintain adequate levels of coverage.

Employees

        As of March 17, 2011, we had approximately 2,410 total employees. Out of our total employees, approximately 130 were based at our corporate headquarters in Jacksonville, Florida, and approximately 2,280 were store employees. We had approximately 750 full-time employees and approximately 1,660 part-time employees, who are primarily store employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of March 17, 2011. Our relationship with our employees is a key to our success, and we believe that relationship is strong.

Seasonality

        Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience some fluctuations in our revenues and net income reflecting increased demand during the year-end holiday season, other holidays, such as Easter, the beginning of spring and peak shopping periods, such as the back-to-school season. Revenues generated during the holiday selling season generally contribute to our relatively higher fourth quarter net income. Revenues generated around Easter and the beginning of spring generally contribute to the relatively higher second quarter net income. If for any reason our revenues were below seasonal norms or expectations during these quarters, our annual results of operations could be adversely affected. The level of our working capital reflects the seasonality of our business. We expect inventory levels, along with an increase in accounts payable and accrued expenses, generally to reach their highest levels in anticipation of the increased revenues during these periods.

Privacy Policy

        In the course of our business, we collect information about our customers, including customer data submitted to us in connection with purchases of our products at stores as well as from our direct business. We respect the privacy of our customers and take steps to safeguard the confidentiality of the information that they provide to us.

Available Information

        We make available free of charge on our Internet website, www.bodyc.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the "SEC"). The public may also read and copy any materials that we have filed with the SEC at the SEC's Public

Reference Room at 100 F Street, NE, Washington, D.C. 20549. In addition, these materials may be obtained at the web site maintained by the SEC at www.sec.gov.

        The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our success depends on our ability to anticipate, identify and respond quickly to changing fashion trends, and our failure to respond to changing fashion trends could have a material adverse effect on our business, financial condition and results of operations.

        Our core market, apparel and accessories for women in their late teens and twenties, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on the latest fashion trends and customer demands, including merchandise, styles and materials that will appeal and be saleable to our customers. A small number of our employees, including our Chief Merchandising Officer and our team of buyers, are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly to changes in styles, trends or desired image preferences or to anticipate demand is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and a greater number of markdowns. If we do not accurately forecast fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.

Our growth strategy depends upon our ability to successfully open and operate new stores each year in a timely and cost-effective manner without affecting the success of our existing store base.

        Our strategy to grow our business depends partly on continuing to open new stores for the foreseeable future. Our future operating results will depend largely upon our ability to find a sufficient number of suitable locations that will allow us to successfully open and operate new stores each year in a timely and cost-effective manner. We believe there are many opportunities to expand our store base from our 209 locations as of January 1, 2011. In fiscal year 2011, we plan to open approximately 30 to 35 new stores, net of store closings. Our expansion plans are only targets, and the actual number of new stores we open could differ significantly from these estimates.

        Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

  •
  identify desirable store locations, primarily in regional malls as well as outlet, lifestyle and power centers;

  •
  negotiate acceptable lease terms, including desirable tenant allowances;

  •
  maintain out-of-pocket, build-out costs in line with our store economic model, including through leveraging landlords' reimbursements for a portion of our construction expenses, as well as managing these costs at reasonable levels;

  •
  hire, train and retain a growing workforce of store managers, sales associates and other personnel;

  •
  successfully integrate new stores into our existing control structure and operations, including our information technology systems; and

  •
  efficiently expand the operations of our distribution facility to meet the needs of a growing store network.

        Our near-term expansion plans have us opening new stores in or near the areas where we already have existing stores. As a result, we may face risks associated with market saturation of our merchandise. Also, if we expand into new geographic areas, we will need to successfully identify and satisfy the fashion preferences of our target customers in these areas. In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion.

        Finally, we cannot assure you that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing or relocating stores. If we fail to successfully open and operate new stores and execute our growth plans, the price of our common stock could decline.

Our business is sensitive to consumer spending and economic conditions.

        Consumer purchases of apparel, accessories and particularly discretionary retail items, including our fashion merchandise, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices and consumer confidence with respect to current and future economic conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise. Consumer willingness to make discretionary purchases may decline, may stall, or may be slow to increase due to national and regional economic conditions. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as Florida, Texas, Pennsylvania and Georgia. Future slowdowns or disruptions in the economy could adversely affect mall traffic and new mall and shopping center development and could materially and adversely affect us and our growth plans. We may not be able to maintain our recent rate of growth in net revenues if there is a decline in consumer spending patterns.

We operate in the highly competitive specialty retail apparel industry and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could impact our ability to grow our business or result in loss of our market share.

        We face intense competition in the specialty retail apparel industry. We compete on the basis of a combination of factors, including price, breadth, quality and style of merchandise, as well as our brand image and ability to respond to fashion trends. While we believe that we compete primarily with specialty retailers, catalog retailers and Internet businesses that specialize in women's apparel and accessories, we also face competition from department stores and value retailers. We believe our primary competitors include specialty apparel retailers that offer their own private labels, including Forever 21, Wet Seal, rue21, Charlotte Russe and Aéropostale, among others. In addition, our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business.

        We also compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. The competitive landscape we face, particularly among specialty retailers, is subject to rapid change as new competitors emerge and existing competitors change their offerings. We cannot assure you that we will be able to compete successfully and navigate the shifts in our market.

        Many of our competitors are, and many of our potential competitors may be, larger and have greater name recognition and access to greater financial, marketing and other resources. Therefore, these competitors may be able to adapt to changes in trends and customer desires more quickly, devote greater resources to the marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than we can. In addition, catalog mailings by our competitors may adversely affect response rates to our own catalog mailings. As a result, we may lose market share, which would reduce our sales and revenues and adversely affect our results of operations.

Our inability to maintain or improve levels of comparable store sales could negatively impact our profitability and financial operations.

        Our recent comparable store sales have been higher than our historical comparable store sales, and we may not be able to sustain or improve these levels. If our future comparable store sales decline or fail to meet market expectations, our profitability could be harmed and the price of our common stock could decline. In addition, the aggregate results of our store operations have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in our merchandise mix, inventory shrinkage, the success of our marketing programs, holiday timing and weather conditions. In addition, it may be more challenging for us to sustain high levels of comparable store sales growth during and after the planned expansion of our store base. These factors may cause our comparable store sales results to be materially lower than in recent periods and lower than market expectations, which could harm our business and our earnings and result in a decline in the price of our common stock.

Our ability to attract customers to our stores that are located in regional malls and other shopping centers and venues depends heavily on the success of the malls and centers in which our stores are located, and any decrease in customer traffic could cause our net sales to be less than expected.

        Our stores are principally located in regional malls, with some in outlet, lifestyle and power centers, and we would expect this to continue as we grow. Net sales at our stores are derived, to a significant degree, from the volume of traffic in those malls and centers and the surrounding areas. Our stores benefit from the ability of adjacent tenants to generate consumer traffic near our stores and the continuing popularity of the regional malls and outlet, lifestyle and power centers as shopping destinations. Our sales volume and traffic may be adversely affected by, among other things, economic downturns nationally or regionally, high fuel prices, increased competition, unfavorable weather conditions, changes in consumer demographics, a decrease in popularity of malls generally or of particular malls in which our stores are located. A reduction in customer traffic as a result of these or any other factors, or our inability to obtain or maintain desirable store locations within malls, could have a material adverse effect on our business. In addition, store closings in malls, particularly stores that attract similar customers, or deteriorations in the financial condition of mall operators could limit their ability to finance our tenant improvements, which would have an adverse impact on our ability to open profitable stores.

Our business largely depends on a strong brand image, and if we are not able to maintain and enhance our brand, particularly in new markets where we have limited brand recognition, we may be unable to attract a sufficient number of customers to our stores or sell sufficient quantities of our merchandise through our direct business.

        We believe that our brand image and brand awareness has contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image particularly in new markets where we have limited brand recognition is important to maintaining and expanding our customer base. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics, catalog distribution and employee training. These investments may be substantial and may not ultimately be successful.

        We rely on word-of-mouth, foot traffic, catalogs and email blasts to capture the interest of our customers and drive them to our stores and website. We do not use traditional advertising channels, such as newspapers, magazines, billboards, television and radio, which are used by some of our competitors. We expect to increase our use of social media, such as Facebook and Twitter, in the future. If our marketing efforts are not successful, there may be no immediately available alternative marketing channel for us to build or maintain brand awareness.

        As we execute our growth strategy, our ability to successfully integrate new stores into their surrounding communities, to expand into new markets or to maintain the strength or distinctiveness of our brand image in our existing markets will be adversely impacted if we fail to connect with our target customer. Failure to successfully market our brand in new and existing markets could harm our business, results of operations and financial condition.

We recently replaced or are planning to replace several core information technology systems, which might disrupt our operations and cause us to incur significant unexpected expenses.

        In the fourth quarter of fiscal year 2010, we finished the complete replacement of our stores' point-of-sale software system with an off-the-shelf application from a specialty retail store system vendor. During July 2010, we replaced key systems which support our direct business, including our sales order, purchase order and warehouse management systems as well as our website and web interface application. When implementing new technology systems, even an off-the-shelf solution, there is always risk that the system does not function properly or that other challenges arise that we did not anticipate. There are inherent risks associated with replacing point-of-sale software systems, including the risk of disruptions that affect our ability to obtain timely and accurate sales information or that cause delays in our ability to service our customers in stores.

        In fiscal year 2011, we plan to install a new planning and allocation system for our store business. This system will supplement our existing inventory system, thereby allowing us to manage our inventory more efficiently. Our existing inventory management system for our store business and our accounting system may need to be upgraded and replaced over time depending on our growth. The risks associated with these systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting. Any resulting disruptions could harm our business, prospects, financial condition and results of operations.

A failure in our e-commerce operations, which are subject to factors beyond our control, could significantly disrupt our business and lead to reduced sales and reputational damage.

        Our direct business operations are growing and represent an important part of our business, accounting for approximately 14.0% of our net revenues in fiscal year 2010. Expanding our direct business is an important part of our growth strategy. In addition to changing consumer preferences and buying trends in e-commerce, we are vulnerable to certain additional risks and uncertainties associated with Internet sales, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. During fiscal year 2009, our e-commerce system suffered a system wide shutdown for a period of approximately six days, resulting in losses to our net revenues. We recently replaced or are planning to replace several core information technology systems, including the replacement of the key systems which support our direct business. The replacement of these systems might disrupt our operations and cause us to incur significant expenses. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand's reputation.

        Many of the risks relating to our e-commerce operations are beyond our control, such as state initiatives to impose sales tax collection or use tax reporting for Internet sales, governmental regulation of the Internet, increased competition from e-commerce retailers offering similar products, online security breaches and general economic conditions specific to the Internet and e-commerce. Each of these factors could negatively impact our results of operations.

System security risk issues could disrupt our internal operations or information technology systems, and any such disruption could harm our net revenues, increase our expenses, and harm our reputation, results of operations and stock price. In addition, incidents in which we fail to protect our customers' information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations.

        Experienced computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted to provide payment processing services. As a result, we could incur significant expenses addressing problems created by these breaches. This risk is heightened because we collect and store customer information for marketing purposes. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system failures or data breaches. In addition, sophisticated hardware and operating system software and applications that we buy from third-parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the systems. The costs to us to eliminate or alleviate security problems, viruses and bugs, or any problems associated with the outsourced services provided to us, could be significant, and efforts to address these problems could result in interruptions, delays or cessation of service that may impede our sales, distribution or other critical functions.

        In addition, almost all states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached, and at least one state has adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. Governmental focus on data security may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity. Lastly, our reputation may be damaged by any compromise of security, accidental loss or theft of customer data in our possession, which would negatively impact our business, financial condition or results of operations.

To support our current growth strategy, we will need to place increasing reliance on our information technology and distribution systems. Any failure, inadequacy or interruption of our systems could harm our ability to effectively operate our business.

        As our operations grow, greater demands will be placed on our information technology, distribution, sales order and inventory management systems. Our ability to effectively manage and maintain controls and procedures related to financial reporting, to manage and maintain our inventory and to ship products to our stores and our customers on a timely basis depends to a significant extent on our in-store systems, including our point-of-sale software and inventory management systems, as well as our systems that enable our direct business through our catalog and website. To manage the growth of our operations, personnel and real estate portfolio, we will need to continually improve and expand our operational resources, including our operational and financial systems, transaction processing and internal controls and business processes. In doing so, we would expect to encounter transitional issues that could cause us to incur substantial additional expenses. The failure of our information systems to operate effectively, problems with transitioning to upgraded or replacement systems or expanding them into new stores or a breach in security of these systems, could adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, the efficiency of our operations and our ability to properly forecast earnings and cash requirements. We cannot anticipate all the demands that will be placed on our systems and we could be required to make significant additional expenditures to remediate any failure to upgrade, problems or breaches of our information technology systems, which could have a material adverse effect on our results of operations and business.

Our current growth plans will place a strain on our existing resources and could cause us to encounter challenges we have not faced before.

        As our number of stores and our direct sales grow, our operations will become more complex. While we have grown substantially as a company since inception, this growth has been over a period of decades. As we move forward, we expect our growth to bring new challenges that we have not faced before. Among other strains, this growth may make it more difficult for us to adequately predict expenditures, such as real estate and construction expenses, budgeting will become more complex, and we also may place increased burdens on our vendors, as we will likely increase the size of our merchandise orders. As a result, if new order delivery times lengthen, we could see more fashions arrive after trends have passed, resulting in excess inventory and greater markdowns.

        In addition, our planned expansion is expected to place increased demands on our existing operational, managerial, administrative and other resources. Specifically, our inventory management systems and personnel processes may need to be upgraded to keep pace with our current growth strategy. We cannot anticipate all of the demands that our expanding operations will impose on our business, and our failure to appropriately address these demands could have a material adverse effect on our business.

We depend on key personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

        We believe that we have benefited substantially from the leadership and experience of our key personnel, including our President and Chief Executive Officer, Allen Weinstein, our Chief Merchandising Officer, Beth Angelo, and our Chief Financial Officer, Richard Walters. Our employees may terminate their employment with us at any time. The loss of any of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis. In addition, any departures of key management could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline.

        As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. Attracting and retaining experienced and successful personnel in the retail industry is competitive. If we are not able to meet, hire and retain key members of senior management, our growth strategy and business generally could be impaired.

Our business will suffer and our growth strategy may not be successful if we are unable to find and retain store employees that reflect our brand image and embody our culture.

        Like most retailers, we experience significant employee turnover rates, particularly among store employees. Our planned growth will require us to hire and train even more personnel to manage our expected growth. Our success depends in part upon our ability to continually attract, motivate and retain a sufficient number of store employees who understand and can represent and appreciate our brand and customers. We compete for qualified personnel with a variety of companies looking to hire for retail positions. Historically, we have prided ourselves on our commitment to employee growth and development and we focus on promoting from within our team. Our growth plans will strain our ability to staff our new stores, particularly at the store manager level, which could have an adverse effect on our ability to maintain a cohesive and consistently strong team, which in turn could have an adverse impact on our business. If we are unable to attract, train, assimilate or retain employees in the future, we may not be able to service our customers effectively, thus reducing our ability to continue our growth and to operate our existing stores as profitably as we have in the past.

We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.

        We do not own any real estate. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution facility in Jacksonville, Florida. Although our leases range from month-to-month to approximately ten years, we typically occupy our stores under operating leases with terms of six to ten years. Some of our leases have early termination provisions if we do not achieve specified sales targets after an initial term, which is typically four years. We believe that we have been able to negotiate favorable rental rates over the last few years due in part to the state of the economy and higher than usual vacancy rates in a number of regional malls. These trends may not continue and there is no guarantee that we will be able to continue to negotiate such favorable terms. As we expand our store base, our lease expense and our cash outlays for rent and other related charges will increase. In addition to future minimum lease payments, most of our leases provide for additional rental payments based upon our achieving specified net sales, and many provide for additional payments associated with common area maintenance, real estate taxes and insurance. In addition, many of our lease agreements have escalating rent provisions over the initial term. Our substantial occupancy costs could have significant negative consequences, which include:

  •
  requiring that a substantial portion of our available cash be applied to pay our rental obligations, thus reducing cash available for other purposes;

  •
  increasing our vulnerability to general adverse economic and industry conditions; and

  •
  limiting our flexibility in planning for, or reacting to changes in, our business or in the industry in which we compete.

        We depend on cash flow from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these expenses and needs and sufficient funds are not otherwise available to us, we may not be able to service our lease expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying rent for the balance of the lease term. In addition, if we are not able to enter into new leases or renew existing leases on terms acceptable to us, this could have an adverse effect on our results of operations.

Our ability to obtain merchandise quickly and at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or their businesses.

        We do not own or operate any manufacturing facilities. Instead, we purchase all of our merchandise from third-party vendors. Two of our vendors collectively accounted for approximately 23.2% of our purchases in fiscal year 2010, with no single vendor accounting for more than 15% of our purchases. Our business and financial performance depend in large part on our ability to quickly evaluate merchandise for style and fit and also to test and purchase a wide array of desired merchandise from our vendors at competitive prices and in the quantities we require. We generally operate without long-term purchase contracts or other contractual guarantees. Rather, we receive and review samples almost daily for fit and fashion evaluation.

        The benefits we currently experience from our vendor relationships could be adversely affected if a sufficient number of our vendors:

  •
  choose to stop providing merchandise samples to us or otherwise discontinue selling products to us;

  •
  raise the prices they charge us to a level such that we are unable to sell merchandise at prices that make sense for us and our customers;

  •
  change pricing terms to require us to pay on delivery or upfront, including as a result of changes in the credit relationships some of our vendors have with their various lending institutions;

  •
  reduce our access to styles, brands and products by entering into broad exclusivity arrangements with our competitors or otherwise in the marketplace;

  •
  sell similar products to our competitors with similar or better pricing; or

  •
  initiate or expand sales of apparel and accessories to retail customers directly through their own stores, catalogs or on the Internet and compete with us directly.

        Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities and at competitive prices. For instance, in recent months the cost of cotton has increased. This increase could cause our vendors to increase their prices, which could impact the prices we charge and our results of operations. We historically have established good working relationships with many small- to mid-size vendors that often have more limited resources, production capacities and operating histories. Many of these vendors rely on credit from third parties such as factoring companies. If the credit relationships of our vendors should change, we may be required to pay for merchandise from our vendors earlier than our historical practice. As we grow and need greater amounts of inventory, we may need to develop new relationships with larger vendors as our current vendors may be unable to supply us with needed quantities. We may not be able to find similar products on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities and at acceptable prices due to the loss of, or a deterioration or change in our relationship with, our vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

We only have one facility which is both our corporate headquarters and distribution facility and have not yet implemented disaster recovery procedures. If we encounter difficulties associated with this facility, we could face inventory shortages that would have a material adverse effect on our business operations.

        Our corporate headquarters and our only distribution facility are located in one facility in Jacksonville, Florida. Our distribution facility supports both our retail stores and our direct business. All of our merchandise is shipped from our vendors to the distribution facility and then packaged and shipped from our distribution facility to our stores and our direct customers. Our stores and our direct customers must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers. While we believe the size and scale of our distribution center is sufficient to service our growth plans for the foreseeable future, the efficient flow of our merchandise requires that we have adequate capacity in our distribution facility to support our current level of operations and our growth plans. If we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including by fire or other natural disaster, we could face inventory shortages resulting in "out-of-stock" conditions in our stores, and delays in shipments to our direct customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise. In addition, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions, are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location, causing further disruption and expense to our business and operations.

        We recognize the need for, and are in the early stages of, developing disaster recovery, business continuity and document retention plans that would allow us to be operational despite casualties or unforeseen events impacting our corporate headquarters or distribution center. Without disaster recovery, business continuity and document retention plans, if we encounter difficulties or disasters with our distribution facility or at our corporate headquarters, our critical systems, operations and information may not be restored in a timely manner, or at all, and this would have a material adverse effect on our business.

Hurricanes or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our business.

        Our corporate headquarters and only distribution center are located at a single facility in Jacksonville, Florida. This single distribution center receives, stores and distributes merchandise to all of our stores and fulfills all sales for our direct business. Most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions, are located at our corporate headquarters. We do not have adequate disaster recovery systems and plans at our corporate headquarters and distribution facility. As a result, our business may be more susceptible to regional natural disasters and catastrophes than the operations of more geographically diversified competitors.

        In addition, a substantial number of our stores are located in the southeastern U.S. The southeastern U.S., Florida and other states along the Gulf Coast, in particular, are prone to severe weather conditions. For example, hurricanes have passed through Florida and other states along the Gulf Coast causing extensive damage to the region. In addition, to the extent that the predictions of some climate change models prove accurate, there may be significant national and regional physical effects from climate change such as increases in storm intensity and frequency, including hurricanes. An increase in adverse weather conditions impacting Florida and other states along the Gulf Coast, and the southeastern U.S. generally, could harm our business, results of operations and financial condition. In fact, all of our locations expose us to additional diverse risks, given that natural disasters or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, can occur anywhere and could cause disruptions in our operations. Extensive or multiple disruptions in our operations, whether at our stores or our corporate headquarters and distribution center, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

Our net revenues and merchandise fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in seasonal shopping patterns, weather and related risks.

        Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience some fluctuations in our net revenues and net income. Our net revenues are typically higher in the second and fourth quarters. Net revenues generated during the second quarter and the holiday selling season generally contribute to the relatively higher second quarter and fourth quarter net income. Net revenues during these periods cannot be used as an accurate indicator of annual results. In addition, net revenues in a period can fluctuate due to shifts in the timing of the holidays. For instance, the Easter holiday will occur during different fiscal quarters from year to year. If for any reason our net revenues were below seasonal norms or expectations during these quarters, our annual results of operations could be adversely affected. In addition, in order to prepare for the second and fourth quarters, we must order and keep in stock more merchandise than we carry at other times during the year. This inventory build-up may require us to expend cash faster than is generated by our operations during this period.

        Our net revenues also fluctuate based on weather patterns. Any unanticipated decrease in demand for our products during these peak shopping periods could require us to sell excess inventory at a substantial markdown, which could have a material adverse effect on our business, profitability and brand image. In addition, we may experience variability in net revenues as a result of a variety of other factors, including the timing of new store openings and catalog mailings, store events, other marketing activities, sales tax holidays and the back-to-school selling season and other holidays, which may cause our results of operations to fluctuate on a quarterly basis and relative to corresponding periods in prior years.

Increases in costs of catalog mailing, paper and printing will affect the cost of our direct business, which will reduce our profitability.

        Postal rate increases and paper and printing costs increase our catalog distribution costs and affect the financial results of our direct business. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting by zip code and carrier routes. We are not a party to any long-term contracts for the supply of paper. Our cost of paper has fluctuated significantly, and our future paper costs are subject to supply and demand forces that we cannot control. Future additional increases in postal rates or in paper or printing costs could reduce our profitability to the extent that we are unable to pass those increases directly to customers or offset those increases by raising selling prices.

We may suffer risks if our vendors fail to comply with applicable laws, including a failure to use acceptable labor practices, or if our vendors suffer disruptions in their businesses.

        Our vendors source the merchandise sold in our stores from manufacturers both inside and outside of the U.S. Although each of our purchase orders is subject to our vendor manual and requires adherence to accepted labor practices and compliance with labor, immigration, manufacturing safety and other laws, we do not supervise, control or audit our vendors or the manufacturers that produce the merchandise we sell. The violation of any labor, immigration, manufacturing safety or other laws by any of our vendors or their U.S. and non-U.S. manufacturers, such as use of child labor, could damage our brand image or subject us to boycotts by our customers or activist groups.

        Any event causing a sudden disruption of manufacturing or imports, including the imposition of additional import restrictions, could interrupt, or otherwise disrupt, the shipment of finished products to us by our vendors and materially harm our operations. Political and financial instability outside the U.S., strikes, adverse weather conditions or natural disasters that may occur or acts of war or terrorism in the U.S. or worldwide, may affect the production, shipment or receipt of merchandise. These factors, which are beyond our control, could materially hurt our business, financial condition and results of operations or may require us to modify our current business practices or incur increased costs.

Changes in laws, including employment laws and laws related to our merchandise, could make conducting our business more expensive or otherwise cause us to change the way we do business.

        We are subject to numerous regulations, including labor and employment, truth-in-advertising, consumer protection and ordinances that regulate retailers generally or govern the promotion and sale of merchandise and the operation of stores and warehouse facilities. If these regulations were to change or were violated by our management, employees or vendors, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our merchandise and hurt our business and results of operations.

        In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business. Laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, immigration laws, child labor laws, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for some merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws, and future actions or payments related to these changes could be material to us.

We plan to use cash from operations to fund our operations and execute our growth strategy. We may, however, require additional financing and any additional indebtedness could adversely affect our financial health and impose covenants that limit our business activities.

        We plan to open a number of new stores and remodel existing stores as opportunities arise. As we work to grow our business and store base, we will require cash from operations to pay our lease obligations, build out new store spaces, purchase inventory, pay personnel and further invest in our systems and infrastructure. While we expect a larger store base to increase net sales, we cannot assure you that we would achieve an increase. Payments under our store leases and the lease of our corporate headquarters and distribution center account for a significant portion of our operating expenses.

        If our business does not generate sufficient cash flow from operations to fund our business and growth plans, and sufficient funds are not otherwise available to us from the net proceeds received from this offering, we may need additional equity or debt financing. If additional equity or debt financing is not available to us on satisfactory terms, our ability to run and expand our business would be curtailed and we may need to delay, limit or eliminate store openings. Also, we may not have enough cash on hand to fund any operating shortfalls. If we raise additional capital by issuing equity securities or securities convertible into equity securities, your ownership would be diluted.

        Any borrowings under any future debt financing will require interest payments and need to be repaid or refinanced, and would create additional cash demands and financial risk for us. Diverting funds identified for other purposes for debt service may impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. Any indebtedness we might incur in the future may contain covenants that restrict our ability to incur additional debt, pay dividends, make acquisitions or investments or do certain other things that may impact the value of our common stock.

There are claims made against us from time to time that can result in litigation that could distract management from our business activities and result in significant liability or damage to our brand.

        As a growing company with expanding operations, we increasingly face the risk of litigation and other claims against us. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, product-oriented allegations and slip and fall claims. These claims can raise complex factual and legal issues that are subject to risks and uncertainties and could require significant management time. Litigation and other claims against us could result in unexpected expenses and liabilities, which could materially adversely affect our operations and our reputation.

We may be unable to protect our trademarks or other intellectual property rights.

        We believe that our trademarks are integral to our store design, our direct business and our success in building brand image and loyalty. We have registered those trademarks that we believe are important to our business with the U.S. Patent and Trademark Office. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. In most cases, the apparel and accessories we sell are purchased on a non-exclusive basis from vendors that also sell to our competitors. Our competitors may seek to replicate aspects of our business strategy and in-store experience, thereby diluting our experience and adversely affecting our brand and competitive position. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations.

        In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which operates cosmetics and beauty stores. While we are not affiliated with this company, in 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women's apparel and apparel accessories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our "Body Shop' mark in our stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. While we currently operate under the Body Central banner, we operate under the Body Shop banner in 60 stores in certain states. The use by the cosmetic and beauty store of the Body Shop trademark may create confusion between our business and their business and this could affect our brand.

        We are not aware of any claims of infringement upon or challenges to our right to use any of our brand names or trademarks in the U.S. Nevertheless, we cannot be certain that the actions we have taken to establish and protect our trademarks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks or proprietary rights of others. Although we cannot currently estimate the likelihood of success of any such lawsuit or ultimate resolution of such a conflict, such a controversy could have a material adverse effect on our business, financial condition and results of operations. If disputes arise in the future, we may not be able to successfully resolve these types of conflicts to our satisfaction.

        Because we have not registered our trademarks in any foreign countries, international protection of our brand image and the use of these marks could be limited. For instance, we are aware of a company outside the U.S. that has used our brand name and has a similar logo, image and website for its business. Also, other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel or accessories in foreign countries in which our vendors source our merchandise. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those foreign jurisdictions.

We may be subject to liability if we or our vendors infringe upon the trademarks or other intellectual property rights of third parties, including the risk that we could acquire merchandise from our vendors without the full right to sell it.

        While we do not manufacture and produce apparel and accessories, we may be subject to liability if our vendors infringe upon the trademarks or other intellectual property rights of third parties. We do not independently investigate whether our vendors legally hold intellectual property rights to the merchandise they manufacture and distribute. Third parties may bring legal claims, or threaten to bring legal claims, against us that their intellectual property rights are being infringed or violated by our use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. In addition, any payments we are required to make and any injunctions with which we are required to comply as a result of infringement claims could be costly and thereby adversely affect our financial results.

        If a third party claims to have licensing rights with respect to merchandise we purchased from a vendor, or if we acquire unlicensed merchandise, we may be obligated to remove this merchandise from our stores, incur costs associated with this removal if the distributor or vendor is unwilling or unable to reimburse us and be subject to liability under various civil and criminal causes of action, including actions to recover unpaid royalties and other damages and injunctions. Additionally, we will be required to purchase new merchandise to replace any we remove.

We rely upon independent third-party transportation providers for substantially all of our merchandise shipments.

        We currently rely upon independent third-party transportation providers for substantially all of our merchandise shipments, including shipments to all of our stores and our direct customers. Our use of outside delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact a shipper's ability to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely impact deliveries and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those received from the independent third-party transportation providers we currently use, which would increase our costs.

Our ability to source our merchandise profitably could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

        We currently purchase all of our inventory from domestic, third-party vendors, who source our merchandise both domestically and internationally. These vendors, to the extent they obtain apparel and accessories from outside of the U.S., are subject to trade restrictions, including increased tariffs, safeguards or quotas, which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the U.S. and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe affords our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the U.S. imposed safeguard quotas on a number of categories of goods and apparel from China and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our vendor's sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors' merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

We may be subject to sales tax in states where we operate our direct business, which could have a material adverse effect on our business, financial condition and results of operations.

        Under current state and federal laws, we are not required to collect and remit sales tax in states where we sell through our Internet or catalog channels. Legislation is pending in some states that may require us to collect and remit sales tax on direct sales or institute use tax reporting. If states pass sales or use tax laws, we may need to collect and remit current and past sales tax and could face greater exposure to income tax and franchise taxes in these states. Any increase in sales tax or use tax reporting on our Internet sales could discourage customers from purchasing through our catalog or Internet channels, which could have a material adverse effect on our results of operations.

Increases in the minimum wage could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        From time to time, legislative proposals are made to increase the minimum wage in the U.S., as well as a number of individual states. Wage rates for many of our employees are at or slightly above the minimum wage. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Any increase in the cost of our labor could have a material adverse effect on our operating costs, financial condition and results of operations.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management's attention and affect our ability to attract and retain qualified board members.

        As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the NASDAQ Marketplace Rules. The requirements of these rules and regulations have significantly increased our legal and financial compliance costs, including costs associated with the hiring of additional personnel and made some activities more difficult, time-consuming or costly.

        The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. Public disclosure of our business results and other company information could make us less competitive in the market place as our competition gains a better understanding of how we do business.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be reevaluated frequently. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered certified public accounting firm. The assessment of the effectiveness of our internal control over financial reporting will begin with fiscal year 2011. Both we and our independent certified registered public accounting firm will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, involve substantial costs to modify our existing accounting systems and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

Risks Related to Ownership of Our Common Stock

Concentration of ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

        As of March 17, 2011, our executive officers, directors and principal stockholders beneficially own, in the aggregate, approximately 24% of our outstanding common stock. As a result, these stockholders are be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and have significant control over our management and policies. Two of the eight members of our board of directors are principals of WestView Capital Partners, L.P. and one member is a managing director of PineBridge Investments, two of our largest stockholders.

        As a result of these ownership positions, these stockholders could take actions that have the effect of delaying or preventing a change-in-control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The interests of these stockholders may not be consistent with your interests as a stockholder.

Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchase them.

        There has been a public market for our common stock for only a short period of time. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

  •
  fashion trends and changes in consumer preferences;

  •
  changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;

  •
  the timing and level of expenses for new store openings and remodels and the relative proportion of our new stores to existing stores;

  •
  the performance and successful integration of any new stores that we open;

  •
  the success of our direct business and sales levels;

  •
  changes in our source mix and vendor base;

  •
  changes in key personnel;

  •
  entry into new markets;

  •
  our levels of comparable store sales;

  •
  actions and announcements by us or our competitors or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

  •
  inventory shrinkage beyond our historical average rates;

  •
  changes in operating performance and stock market valuations of other retail companies;

  •
  investors' perceptions of our prospects and the prospects of the retail industry;

  •
  fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

  •
  the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

  •
  announcements relating to litigation;

  •
  guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

  •
  changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

  •
  the development and sustainability of an active trading market for our common stock;

  •
  future sales of our common stock by our officers, directors and significant stockholders;

  •
  other events or factors, including those resulting from information technology system failures and disruptions, hurricanes, war, acts of terrorism, other natural disasters or responses to these events; and

  •
  changes in accounting principles.

        These and other factors may lower the market price of our common stock, regardless of our actual operating performance.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

        Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of March 17, 2011, we have 15,655,957 shares of common stock outstanding. All shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

        We and each of our officers and directors as well as certain stockholders have agreed, subject to certain exceptions, not to dispose of or hedge any of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock through 90 days after February 10, 2011, the prospectus date of our secondary common stock offering completed February 16, 2011, without the prior written consent of Piper Jaffray & Co. All of our shares of common stock outstanding as of the date of this Annual Report on Form 10-K may be sold in the public market by existing stockholders 90 days after February 10, 2011, subject to applicable volume and other limitations imposed under federal securities laws. Sales of a substantial number of shares in the public market, or the threat of a substantial sale, could cause the market price of our common stock to decrease significantly.

        In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

        Our certificate of incorporation and by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. These provisions, among other things:

  •
  establish a classified board of directors so that not all members of our board of directors are elected at one time;

  •
  authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super-majority voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;

  •
  prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

  •
  provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

  •
  establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

        These anti-takeover provisions and other provisions under Delaware law, together with the concentration of ownership of our common stock, could discourage, delay or prevent a transaction involving a change-in-control, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

        The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

We do not expect to pay any cash dividends for the foreseeable future.

        The continued operation and growth of our business will require substantial cash. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our common stock for the foreseeable future. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares in this offering, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Our actual operating results may differ significantly from our guidance.

        From time to time, we release guidance regarding our future performance that represents our management's estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered certified public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

        Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, is inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed. There can be no assurance that our results will not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such outside analysts or investors.

        Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be materially adverse.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own any real property. All of our properties are leased. Our executive offices, warehouse and distribution center are located in an approximately 179,000 square foot facility in Jacksonville, Florida. This facility is leased under a lease agreement expiring in 2016. Of the approximately 179,000 square feet in the facility, approximately 146,000 square feet are dedicated to warehouse space and distribution. We believe that our Jacksonville facility will be able to meet our growth plans for the foreseeable future, although we may from time to time lease new facilities or vacate existing facilities as our operations require.

        As of January 1, 2011, we had 209 retail stores in 23 states, located primarily in the South, Mid-Atlantic and Midwest. All of our stores are leased from third parties, and the leases typically have terms of six to ten years. Some of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on our achieving specified net sales and many provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our business, financial statements or disclosures.

ITEM 4.    REMOVED AND RESERVED

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the NASDAQ Global Market under the symbol "BODY" since our initial public offering on October 14, 2010. Prior to that time there was no public market for our common stock. The following table sets forth the high and low bid prices of our common stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal year 2010
Fourth Quarter (beginning October 14, 2010)	$15.75	$11.98

Holders

        As of March 17, 2011, there were approximately 18 shareholders of record of our common stock.

Dividends

        We did not declare or pay dividends on our common stock for our fiscal years 2010 and 2009. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be retained and used in the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness that we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.

Stock Price Performance Graph

        The following graph compares the cumulative stockholder return on our common stock with the cumulative total return to the NASDAQ Composite Index and the Dow Jones US Apparel Retailers Index. The graph assumes $100 invested on October 14, 2010, in the common stock of Body Central Corp., the NASDAQ Composite Index, and the Dow Jones US Apparel Retailers Index. It also assumes that all dividends are reinvested. The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Performance Graph

	October 14, 2010	October 30, 2010	November 27, 2010	January 1, 2011
Body Central Corp.	100.00	103.08	99.38	109.77
NASDAQ Composite	100.00	102.96	104.07	108.93
Dow Jones U.S. Apparel Retailer Index	100.00	99.31	111.09	109.87

Unregistered Sales of Equity Securities

        None.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial data has been derived from our consolidated financial statements. We have also included certain non-financial operating data to enhance your understanding of our business. We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31st. The reporting periods contained in our audited financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2010, which ended January 1, 2011, 52 weeks of operations in fiscal year 2009, which ended January 2, 2010, and 53 weeks of operations in fiscal year 2008, which ended January 3, 2009.

        On October 1, 2006, the acquisition by Body Central of all of the outstanding capital stock of Body Shop of America, Inc. and Catalogue Ventures, Inc. was completed. We refer to this acquisition herein as the "2006 Transaction." As a result of this acquisition, Body Shop of America, Inc. and Catalogue Ventures, Inc. became our wholly owned subsidiaries. As a result, on October 2, 2006, we began a new basis of accounting. As a result of that change in our basis of accounting, the 2006 financial reporting periods presented below include the predecessor period of Body Central reflecting approximately 39 weeks of operating results of its now wholly owned subsidiaries from January 1, 2006 to October 1, 2006 and approximately 13 weeks of operating results for the successor period from October 2, 2006 to December 30, 2006. Body Central had no assets, liabilities or operations prior to the 2006 Transaction and therefore the results for all periods prior to October 2, 2006 reflect results of our predecessors. Due to the significance of the 2006 Transaction, the impact of purchase accounting and the change in our corporate structure that occurred in 2006, the financial information for all successor periods is not comparable to that of the predecessor periods presented in the accompanying table. As part of the 2006 Transaction, Body Central also acquired Rinzi Air, LLC, of which Body Shop of America, Inc. was the sole member. On March 6, 2008, Rinzi Air, LLC, transferred its only asset to a third party and we subsequently dissolved the entity.

        The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on

Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

	Successor
						Predecessor
	Fiscal Year Ended
					Thirteen Weeks Ended December 30, 2006	39 Weeks Ended September 30, 2006
	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except share, per share and operating data)
Statement of Income Data:
Net revenues	$243,364	$198,834	$191,824	$195,911	$51,137	$136,767
Cost of goods sold	160,777	138,893	136,960	139,426	36,226	94,323

Gross profit	82,587	59,941	54,864	56,485	14,911	42,444
Selling, general and administrative expenses	57,945	46,819	46,577	52,740	12,310	30,606
Depreciation and amortization expense	4,773	4,678	5,357	5,469	1,044	2,928
Impairment of long-lived assets	—	196	936	2,428	—	—
Goodwill impairment	—	—	—	33,962	—	—

Income (loss) from operations	19,869	8,248	1,994	(38,114)	1,557	8,910
Interest expense (income), net	3,292	3,956	4,329	4,215	1,174	(600)
Other expense (income), net	308	(128)	(493)	238	(145)	192

Income (loss) before income taxes	16,269	4,420	(1,842)	(42,567)	528	9,318
Noncontrolling interest	—	—	—	—	—	3,850
Provision for (benefit from) income taxes	6,458	1,640	(890)	(3,237)	206	126

Net income (loss)	$9,811	$2,780	$(952)	$(39,330)	$322	$5,342

Net income (loss) per common share
Basic	$2.77	$12.94	$(5.42)	$(194.10)	$1.58	$5.34
Diluted	$0.73	$0.23	$(5.42)	$(194.10)	$0.03	$5.34
Weighted average common shares outstanding
Basic	3,502,657	203,235	203,235	203,235	203,235	1,000,000
Diluted	13,383,642	12,173,978	203,235	203,235	12,072,352	1,000,000
Operating Data (unaudited):
Revenues:
Stores	$209,413	$165,331	$156,924	$164,411	$44,700	$117,506
Direct	33,951	33,503	34,900	31,500	6,437	19,261

Net revenues	$243,364	$198,834	$191,824	$195,911	$51,137	$136,767
Stores:
Comparable store sales change	14.8%	4.9%	(8.0)%	(4.6)%	(9.6)%	3.3%
Number of stores open at end of period	209	185	180	188	176	172
Sales per gross square foot (in whole dollars)	$233	$207	$204	$206	$61	$164
Average square feet per store	4,300	4,312	4,283	4,246	4,176	4,170
Total gross square feet at end of period (in thousands)	899	798	771	798	735	717
Direct:
Number of catalogs circulated (in thousands)	21,900	20,300	20,300	16,000	3,000	9,500
Revenue per catalog (in whole dollars)	$1.55	$1.65	$1.72	$1.97	$2.15	$2.03
Capital expenditures (in thousands)	$6,804	$4,809	$2,640	$9,656	$1,969	$4,348
Balance Sheet Data:
Cash and cash equivalents	$16,202	$7,226	$4,002	$5,372	$9,353	$7,309
Working capital	11,702	(1,967)	(2,698)	192	12,125	17,588
Total assets	96,996	79,209	77,727	87,390	125,385	56,326
Long-term debt, less current portion	—	33,000	38,250	43,250	49,500	—
Redeemable preferred stock	—	50,038	49,888	49,738	46,620	—
Stockholders' equity (deficit)	58,142	(36,891)	(39,689)	(38,701)	719	29,150
Cash Flow Data:
Net cash provided by operating activities	$19,409	$13,018	$4,220	$7,175	$5,814	$7,713

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See "Forward-Looking Statements."

Overview

        Founded in 1972, Body Central Corp. is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com. We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

        As of January 1, 2011, we had 209 stores with an average size of approximately 4,300 square feet. Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest. We plan to open 30 to 35 stores in fiscal year 2011, net of store closings. We have also closed three stores, most of which were underperforming, in fiscal year 2010, to enhance our overall store performance.

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

Store Sales

        There may be variations in the way in which some of our competitors and other apparel retailers calculate "comparable" or "same store" sales. We include a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store's sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

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

Direct Sales

        We offer direct sales through our catalogs and through our e-commerce website, www.bodyc.com, which accepts orders directly from our customers. We believe the circulation of our catalogs and access to our website increases our reputation and brand recognition with our target customers and helps support the strength of our store operations. Direct sales are not included in our comparable store sales.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and other expenses related to operations at our corporate headquarters and store operations. These expenses do not generally vary proportionally with net revenues. As a result, selling, general and administrative expenses as a percentage of net revenues are usually higher in lower volume periods and usually lower in higher volume periods. The components of our selling, general and administrative expenses may not be comparable to those of other retailers. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth, continuing growth in our direct business and, in part, due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of recently becoming a public company. Among other things, compliance with the Sarbanes-Oxley Act and related rules and regulations have and are expected to continue to result in significant additional legal and accounting costs.

Results of Operations

        The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	66.1	69.9	71.4

Gross profit	33.9	30.1	28.6
Selling, general and administrative expenses	23.8	23.5	24.3
Depreciation and amortization	2.0	2.4	2.8
Impairment of long-lived assets	—	0.1	0.5

Income from operations	8.1	4.1	1.0
Interest expense, net of interest income	1.4	2.0	2.3
Other expense (income), net	0.1	(0.1)	(0.3)

Income (loss) before income taxes	6.6	2.2	(1.0)
Provision for (benefit from) income taxes	2.7	0.8	(0.4)

Net income (loss)	3.9%	1.4%	(0.6)%

Operating Data (unaudited):
Stores:
Comparable store sales change	14.8%	4.9%	(8.0)%
Number of stores open at end of period	209	185	180
Sales per gross square foot (in whole dollars)	$233	$207	$204
Average square feet per store	4,300	4,312	4,283
Total gross square feet at end of period (in thousands)	899	798	771
Direct:
Number of catalogs circulated (in thousands)	21,900	20,300	20,300
Revenue per catalog (in whole dollars)	$1.55	$1.65	$1.72

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

        The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	January 1, 2011	January 2, 2010	January 3, 2009
Stores at beginning of period	185	180	188
Stores opened during period	27	15	6
Stores closed during period	(3)	(10)	(14)

Stores at end of period	209	185	180

Comparison of Fiscal Year 2010 to Fiscal Year 2009

	Fiscal Year Ended
	January 1, 2011		January 2, 2010
					Variance
		Percentage of Net Revenues		Percentage of Net Revenues
	Amount		Amount		Dollars	Percentages
	(dollars in thousands)
Net revenues	$243,364	100.0%	$198,834	100.0%	$44,530	22.4%
Cost of goods sold	160,777	66.1	138,893	69.9	21,884	15.8

Gross profit	82,587	33.9	59,941	30.1	22,646	37.8
Selling, general and administrative expenses	57,945	23.8	46,819	23.5	11,126	23.8
Depreciation and amortization	4,773	2.0	4,678	2.4	95	2.0
Impairment of long-lived assets	—	—	196	0.1	(196)	(100.0)

Income from operations	19,869	8.1	8,248	4.1	11,621	140.9
Interest expense, net of interest income	3,292	1.4	3,956	2.0	(664)	(16.8)
Other expense (income), net	308	0.1	(128)	(0.1)	436	(340.6)

Income before income taxes	16,269	6.6	4,420	2.2	11,849	268.1
Provision for income taxes	6,458	2.7	1,640	0.8	4,818	293.8

Net income	$9,811	3.9%	$2,780	1.4%	$7,031	252.9%

Operating Data (unaudited):
Revenues:
Stores	$209,413	86.0%	$165,331	83.2%	$44,082	26.7%
Direct	33,951	14.0	33,503	16.8	448	1.3

Net revenues	$243,364	100.0%	$198,834	100.0%	$44,530	22.4%

  Net Revenues

        Net revenues increased by $44.5 million, or 22.4%, for fiscal year 2010 from fiscal year 2009. This increase resulted from an increase in non-comparable store sales and comparable store sales in addition to a slight increase in our direct sales as further described below.

        Store sales increased $44.1 million, or 26.7%, for fiscal year 2010 from fiscal year 2009. The increase in store sales resulted in part from a 25.9% increase in the number of customer transactions, driven in part by 24 new store openings, net of store closings, since January 2, 2010. Comparable store sales increased $23.0 million, or 14.8%, for fiscal year 2010 compared to an increase of 4.9% for fiscal year 2009. Non-comparable store sales increased $21.1 million for fiscal year 2010 compared to fiscal year 2009. There were 167 comparable stores and 42 non-comparable stores open at January 1, 2011.

        Direct sales, including shipping and handling fees, from our direct business increased $448,000, or 1.3%, for fiscal year 2010 from fiscal year 2009, due to an increase in the number of catalogs circulated offset by a decrease in average revenue per catalog.

Gross Profit

        Gross profit increased $22.6 million, or 37.8%, for fiscal year 2010 from fiscal year 2009. As a percentage of net revenues, gross profit margin increased by 380 basis points for fiscal year 2010 from fiscal year 2009. This increase was attributable to a 120 basis point increase in merchandise margin, due primarily to stronger regular price sales which required fewer markdowns, and a 260 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in comparable store sales and a favorable change in per store occupancy costs.

Selling, General and Administrative Expense

        Selling, general and administrative expenses increased by $11.1 million, or 23.8%, for fiscal year 2010 from fiscal year 2009. This increase resulted in part from a $5.5 million increase in store operating expenses due primarily to our store growth. As a percentage of net revenues, store operating expenses decreased to 17.3% for fiscal year 2010 from 18.4% for fiscal year 2009.

        General and administrative expenses increased $5.6 million due in part to $1.2 million of costs related to our initial public offering, including the payment by us of an aggregate $1.0 million under a success bonus plan triggered by the completion of our initial public offering. The remaining increase is primarily related to higher compensation expenses and professional fees associated with the implementation of certain information technology systems, including a new point-of-sale software system. As a percentage of net revenues, general and administrative expenses increased to 6.5% for fiscal year 2010 from 5.1% for fiscal year 2009.

        As a percentage of net revenues, selling, general and administrative expenses was 23.8% for fiscal year 2010 and 23.5% for fiscal year 2009 due to reasons discussed above.

Depreciation and Amortization Expense

        Depreciation and amortization increased $95,000, or 2.0%, for fiscal year 2010 from fiscal year 2009. As a percentage of net revenues, depreciation and amortization decreased 40 basis points for fiscal year 2010 from fiscal year 2009, as a result of an increase of our comparable store sales.

Interest Expense, Net of Interest Income

        Interest expense, net of interest income, decreased by $664,000, or 16.8%, for fiscal year 2010 from fiscal year 2009, which primarily reflects our lower average borrowings under our senior credit facility for fiscal year 2010. On October 20, 2010, we repaid all amounts owed under the term loan facilities of our senior credit facility using net proceeds from our initial public offering. The early repayment triggered a charge of $793,000 for interest and related fees in October 2010. The senior credit facility was subsequently terminated.

Provision for Income Taxes

        Provision for income taxes increased $4.8 million for fiscal year 2010 from fiscal year 2009, which was attributable to an $11.8 million increase in income before income taxes in addition to the effective tax rate increase of 260 basis points to 39.7% in fiscal year 2010 from 37.1% in fiscal year 2009. The basis point increase was due primarily to the elimination of certain deferred tax assets no longer expected to be utilized and reduced tax credits expected to be utilized to reduce our fiscal year 2010 income tax liability.

Net Income

        Net income increased $7.0 million for fiscal year 2010 from fiscal year 2009 due to the factors discussed above.

Comparison of Fiscal Year 2009 to Fiscal Year 2008

	Fiscal Year Ended
	January 2, 2010		January 3, 2009
					Variance
		Percentage of Net Revenues		Percentage of Net Revenues
	Amount		Amount		Dollars	Percentages
	(dollars in thousands)
Net revenues	$198,834	100.0%	$191,824	100.0%	$7,010	3.7%
Cost of goods sold	138,893	69.9	136,960	71.4	1,933	1.4

Gross profit	59,941	30.1	54,864	28.6	5,077	9.3
Selling, general and administrative expenses	46,819	23.5	46,577	24.3	242	0.5
Depreciation and amortization	4,678	2.4	5,357	2.8	(679)	(12.7)
Impairment of long-lived assets	196	0.1	936	0.5	(740)	(79.1)

Income from operations	8,248	4.1	1,994	1.0	6,254	313.6
Interest expense, net of interest income	3,956	2.0	4,329	2.3	(373)	(8.6)
Other income, net of other expense	(128)	(0.1)	(493)	(0.3)	365	(74.0)

Income before income taxes	4,420	2.2	(1,842)	(1.0)	6,262	(340.0)
Provision for income taxes	1,640	0.8	(890)	(0.4)	2,530	(284.3)

Net income	$2,780	1.4%	$(952)	(0.6)%	$3,732	(392.0)%

Operating Data (unaudited):
Revenues:
Stores	$165,331	83.2%	$156,924	81.8%	$8,407	5.4%
Direct	33,503	16.8	34,900	18.2	(1,397)	(4.0)

Net revenues	$198,834	100.0%	$191,824	100.0%	$7,010	3.7%

Net Revenues

        Net revenues increased $7.0 million, or 3.7%, in fiscal year 2009 from fiscal year 2008, which included an additional 53rd week. This 53rd week contributed $3.6 million in additional revenue in fiscal year 2008. The overall increase in revenues resulted from an increase in non-comparable store sales and an increase in comparable store sales, partially offset by a decrease in our direct sales as further described below.

        Store sales increased $8.4 million, or 5.4%, in fiscal year 2009 from fiscal year 2008. This increase in revenues from store sales was primarily attributable to a 5.2% increase in the number of customer transactions, driven in part by five new store openings, net of store closings, since January 3, 2009, and an increase in the average number of items per sale. Comparable store sales increased $7.2 million, or 4.9%, in fiscal year 2009 compared to an 8.0% decrease in comparable store sales in fiscal year 2008. Non-comparable store sales increased $1.2 million in fiscal year 2009 compared to fiscal year 2008. There were 164 comparable stores and 21 non-comparable stores open at January 2, 2010.

        Direct sales, including shipping and handling fees, from our direct business decreased $1.4 million, or 4.0%, in fiscal year 2009 from fiscal year 2008, primarily as a result of a temporary failure in the system for our direct business in June 2009, and resulting loss of customer sales data, which prevented us from fulfilling existing and new sales orders.

Gross Profit

        Gross profit increased $5.1 million, or 9.3%, in fiscal year 2009 from fiscal year 2008. As a percentage of revenues, gross profit margin increased by 150 basis points in fiscal year 2009 from fiscal year 2008. This increase was a result of a 30 basis point increase in the merchandise margin and a 120 basis point decrease in freight costs, store occupancy, distribution and buying costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $242,000, or 0.5%, in fiscal year 2009 from fiscal year 2008. Store operating expenses increased by $764,000 due to our store growth. As a percentage of revenues, store operating expenses decreased 30 basis points to 18.4% for fiscal year 2009 from 18.7% in fiscal year 2008. General and administrative expenses decreased $522,000 primarily as a result of a reduction in professional fees partially offset by an increase in payroll and payroll-related expenses. As a percentage of net revenues, general and administrative expenses were 5.1% in fiscal year 2009 compared to 5.6% in and fiscal year 2008.

        As a percentage of revenues, selling, general and administrative expenses decreased 80 basis points for fiscal year 2009 from fiscal year 2008, as a result of the above factors.

Depreciation and Amortization

        Depreciation and amortization decreased $679,000, or 12.7%, in fiscal year 2009 from fiscal year 2008. As a percentage of revenues, depreciation and amortization decreased 40 basis points in fiscal year 2009 from fiscal year 2008. This decrease was a result of an adjustment for impairment of long-lived assets during the fourth quarter of fiscal year 2008 partially offset by depreciation and amortization on new capital expenditures.

Impairment of Long-Lived Assets

        Impairment of long-lived assets was related to fair value adjustments on the carrying value of store assets.

Interest Expense, Net of Interest Income

        Interest expense, net of interest income, decreased by $373,000, or 8.6%, in fiscal year 2009 from fiscal year 2008. This decrease reflects our lower average outstanding debt resulting from quarterly payments under our prior senior credit facility in the amount of $5.0 million in fiscal year 2009.

Provision for (Benefit from) Income Taxes

        Provision for (benefit from) income tax increased $2.5 million in fiscal year 2009 from fiscal year 2008. This increase was attributable to a $6.3 million increase in income before income taxes partially offset by the effective tax rate decrease to 37.1% for fiscal year 2009 from a tax benefit of 48.3% in fiscal year 2008.

Net Income (Loss)

        Net income (loss) increased $3.7 million in fiscal year 2009 from fiscal year 2008 due to the factors discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are currently cash flows from operations. As described below, we are currently in negotiations for a revolving credit facility that we expect will be effective in the second quarter of fiscal year 2011. Our primary cash needs are capital expenditures in connection with opening new stores, remodeling or relocating existing stores, distributing our catalogs, operating our website and the additional working capital required for running our operations. Cash is also required for investment in our information technology systems, maintenance of existing facilities and distribution facility enhancements, when required. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 60 days to pay our merchandise vendors, depending on the applicable vendor terms.

        Our ability to fund such cash flow needs depends largely on our future operating performance. We assess future operating performance by looking at a number of metrics, primarily our net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, and selling, general and administrative expenses. Our liquidity position is directly affected by these performance metrics.

        On October 14, 2010, we completed our initial public offering of our common stock which included 3,333,333 new shares sold by us and 1,666,667 shares sold by our existing stockholders, raising net proceeds of $38.2 million for us, after deducting the underwriting discount and offering expenses payable by us. As part of our initial public offering, our convertible Series A and Series B preferred stock were converted into 11,869,109 shares of our common stock and our authorized capitalized stock was amended to 150,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

        On October 20, 2010, we used net proceeds of $32.2 million from our initial public offering to repay all amounts owed under our senior credit facility, including $31.5 million for outstanding principal, and $3.5 million to redeem all outstanding shares of our non-convertible, non-voting Series C preferred stock. There were no amounts outstanding under our revolving credit facility of our senior credit facility at the time of repayment. Subsequently, the senior credit facility was terminated.

        On November 2, 2010, the underwriters in our initial public offering closed the full exercise of their over-allotment option to purchase an additional 750,000 shares of our common stock from our selling stockholders. The option was granted in connection with the initial public offering of 5,000,000 shares of common stock. We did not receive any proceeds from the sale of shares in the over-allotment by the selling stockholders.

        On February 16, 2011, we closed a secondary offering of 5,703,764 shares of our common stock priced at $16.50 per share. We sold 100,000 new shares of common stock in the offering, and the selling shareholders sold 5,603,764 shares in the offering, including 743,969 shares sold pursuant to the underwriter's over-allotment option. The offering raised net proceeds of $1.0 million for the Company, after deducting the underwriting discount and offering expenses payable by us.

        We are in negotiations for a five-year, $15 million senior secured revolving credit facility which includes an option by us to expand the facility by an additional $5 million. Interest is expected to accrue based upon a reference index rate plus a fixed margin and have prevailing market terms and conditions. We anticipate this senior secured revolving credit facility will be effective in the second quarter of fiscal year 2011. There is no guarantee that such a facility will be entered into on commercially reasonable terms or at all.

        Our cash and cash equivalents balance increased $9.0 million to $16.2 million as of January 1, 2011, from $7.2 million as of January 2, 2010. Components of this change in cash in fiscal year 2010, as well as the change in fiscal years 2009 and 2008, are provided below in more detail.

        A summary of operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Provided by operating activities	$19,409	$13,018	$4,220
Used in investing activities	(6,804)	(4,794)	(2,340)
Used in financing activities	(3,629)	(5,000)	(3,250)

Net increase (decrease) in cash / cash equivalents	$8,976	$3,224	$(1,370)

Operating Activities

        Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes and the effect of other working capital requirements, as summarized in following table:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Net income (loss)	$9,811	$2,780	$(952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,773	4,678	5,357
Non-cash impairment charges	—	196	936
Deferred income taxes	2,076	1,561	(275)
Inventories	(5,471)	1,714	(450)
Merchandise accounts payable	5,802	(174)	(4,041)
Other working capital components	2,418	2,263	3,645

Net cash provided by operating activities	$19,409	$13,018	$4,220

        Net cash provided by operating activities increased $6.4 million to $19.4 million during fiscal year 2010 compared to $13.0 million for fiscal year 2009. This increase was attributable to a $7.0 million increase in net income, a $515,000 favorable change in deferred income taxes and a $54,000 decrease in our other working capital requirements offset by a $1.2 million unfavorable change in our requirements for inventory, net of merchandise accounts payable. The unfavorable change in our cash requirements for inventory, net of merchandise accounts payable, was principally due to the increase in the number of stores and earlier shipments of spring merchandise for fiscal year 2011 offset by more favorable terms with our trade vendors.

        The $8.8 million improvement in net cash provided by operating activities in fiscal year 2009 compared to fiscal year 2008 is due to growth in net income of $3.7 million, a $1.8 million favorable change in deferred income taxes, and a $6.0 million decrease in our requirements for inventory, net of merchandise accounts payable, offset by a $2.8 million increase in our other working capital requirements.

Investing Activities

        Investing activities consist primarily of capital expenditures for new and existing stores, as well as our investment in information technology:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Capital expenditures (excluding tenant allowances)	$(3,844)	$(3,044)	$(1,463)
Tenant allowances	(2,960)	(1,765)	(1,177)
Proceeds from sale of assets	—	15	300

Net cash used in investing activities	$(6,804)	$(4,794)	$(2,340)

        For fiscal year 2010, capital expenditures, excluding tenant allowances, increased $800,000 compared to fiscal year 2009. This increase was attributable to capital expenditures for our new point-of-sale software system, an upgrade to our software systems that support our direct business, new store construction and maintenance of existing stores.

        For fiscal year 2009, capital expenditures, excluding tenant allowances, increased $1.6 million compared to fiscal year 2008, primarily attributable to capital expenditures to new store construction and maintenance of existing stores.

Financing Activities

        Financing activities have historically consisted of borrowings and payments on our outstanding senior credit facility. In fiscal year 2010, our financing activities include the receipt of net proceeds from our initial public offering and the repayment of our prior senior credit facility:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Principal payments on long-term debt	$(38,250)	$(5,000)	$(3,250)
Proceeds from initial public offering, net of issuance costs	38,152	—	—
Redemption of Series C preferred stock	(3,531)	—	—

Net cash used in financing activities	$(3,629)	$(5,000)	$(3,250)

        On October 14, 2010, we completed our initial public offering of our common stock which included 3,333,333 new shares sold by us and 1,666,667 shares sold by our existing stockholders, raising net proceeds of $38.2 million for us, after deducting the underwriting discount and offering expenses payable by us. On October 20, 2010, we used net proceeds of $31.5 million from our initial public offering to repay the outstanding principal amount owed under our prior senior credit facility and $3.5 million to redeem all outstanding shares of our non-convertible, non-voting Series C preferred stock. In addition, we paid $3.8 million in scheduled quarterly principal repayments plus an additional $3.0 million on our prior senior credit facility in fiscal year 2010, based on our operating results for fiscal year 2009. The $5.0 million and $3.3 million use of net cash in fiscal years 2009 and 2008, respectively, resulted from the scheduled quarterly principal repayments due under our prior senior credit facility.

Senior Credit Facility

        On October 20, 2010, we repaid all amounts owed under our prior six-year, $66.5 million senior credit facility using proceeds from our initial public offering. There were no amounts outstanding under our revolving credit facility of our prior senior credit facility at the time of repayment. Subsequently, the senior credit facility was terminated.

        We are in negotiations for a five-year, $15 million senior secured revolving credit facility which includes an option by us to expand the facility by an additional $5 million. Interest is expected to accrue based upon a reference index rate plus a fixed margin and have prevailing market terms and conditions. We anticipate this senior secured revolving credit facility will be effective in the second quarter of fiscal year 2011. There is no guarantee that such a facility will be entered into on commercially reasonable terms or at all.

Outlook

        Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position, net cash provided by operating activities, availability under an anticipated new revolving credit facility as well as net proceeds from our secondary common stock offering in February 2011 will be adequate to finance our working capital needs and planned capital expenditures for at least the next 12 months. Planned capital expenditures for fiscal year 2011 include expenditures for an expected 30 to 35 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which includes investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.

Off Balance Sheet Arrangements

        We are not a party to any off balance sheet arrangements.

Contractual Obligations

        We enter into long-term contractual obligations and commitments in the normal course of business, primarily debt obligations and non-cancelable operating leases. The following table summarizes our contractual obligations as of January 1, 2011 over the periods specified.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations(1)	$75,728	$16,634	$13,500	$11,337	$34,257
Purchase obligations(2)	14,880	14,880	—	—	—

Total	$90,608	$31,514	$13,500	$11,337	$34,257

(1)
Represents future minimum rental commitments under non-cancelable operating leases and does not include incremental rents which are computed as a percentage of net sales.

(2)
Represents outstanding obligations to purchase merchandise inventory.

Impact of Inflation

        Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Recent Accounting Pronouncements

        In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value (Topic 820). The objective of the new guidance is to provide clarification for the fair value measurement of liabilities, specifically providing clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using certain prescribed techniques. Techniques highlighted include using: (1) the quoted price of the identical liability when traded as an asset; (2) quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) another valuation technique that is consistent with the principles of fair value measurements. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Finally, the guidance clarifies that Level 1 fair value measurements include both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset is required. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires disclosures of transfers in and out of Level 1 and 2 fair value measurements, including a description of the reason for the transfer. The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than a single net number. The guidance also clarifies (1) the level of disaggregation that should be used in completing disclosures about fair value measurements and (2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements. This guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which became effective for fiscal years beginning after December 15, 2010. The adoption of this guidance will not have a material impact on our financial statements or disclosures.

Critical Accounting Policies

        This Management's Discussion and Analysis of Financial Condition and Results of Operations has been derived from our consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, including intangible assets, income taxes and stock-based compensation.

        Our management bases its estimates and judgments on its historical experience and other relevant factors and assumptions it believes to be reasonable to form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and evaluates these estimates on an ongoing basis. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. Actual results could differ from these estimates under different assumptions or conditions which would require us to make adjustments to these estimates in future periods.

        Our management has reviewed critical accounting policies and estimates with our audit committee. The following reflect the most critical accounting policies and significant estimates and judgments used in the preparation of our consolidated financial statements. For a complete discussion of our significant accounting policies, refer to Note 1 of our consolidated financial statements "Nature of Business and Summary of Significant Accounting Policies" appearing elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

        We recognize revenue at the point-of-sale or upon shipment to customers. Shipping and handling fees billed to customers for direct sales are included in net revenues. Based on historical sales returns, an allowance for sales returns is recorded as a reduction of net revenues in the periods in which the sales are recognized. Sales tax collected from customers is excluded from net revenues and is included as part of accrued expenses and other current liabilities on our consolidated balance sheets appearing elsewhere in this Annual Report on Form 10-K .

        Beginning in March 2011, we sell gift cards in our stores, which do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. Through June 2010, we sold gift certificates in our stores, which also do not expire or lose value over periods of inactivity. We recognize revenue from gift cards and gift certificates when they are redeemed by the customer.

Inventory Valuation

        Inventories are comprised primarily of women's apparel and accessories and are stated at the lower of cost or market, on a first-in, first-out basis, using the retail inventory method. We record merchandise receipts at the time they are delivered to our consolidator as this is the point at which title and risk of loss transfer to us. We do not directly import any merchandise at this time.

        We review our inventory levels to identify slow-moving merchandise and generally use markdowns to clear this merchandise. We record a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. During each accounting period, we evaluate the selling trends experienced and the related promotional events or pricing strategies in place to sell through the current inventory levels. Markdowns may occur when inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, competition or if it is determined that the inventory in stock will not sell at its currently ticketed price. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the consolidated statements of operations appearing elsewhere in this Annual Report on Form 10-K.

        We perform physical inventory counts at all stores semi-annually. Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

Property and Equipment, Net

        Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is computed for financial reporting purposes on the straight-line method using service lives ranging principally from three to fifteen years. Furniture and fixtures are typically depreciated over three to five years. Amortization of leasehold improvements is provided on the straight-line method over the length of the lease or over the estimated useful life of the improvement, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Major renewals and betterments which extend service lives are capitalized, while expenditures for repairs and maintenance that do not significantly extend the life of the asset are expensed as incurred.

Impairment of Long-Lived Assets

        We are exposed to potential impairment if the book value of our assets exceeds their expected future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. We follow FASB ASC 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Our evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized as the difference between the carrying value and the estimated fair value of the assets based on the discounted future cash flows of the assets using a rate that approximates our weighted average cost of capital.

Goodwill

        Goodwill of $55.5 million was recognized on the acquisition of Body Shop of America, Inc. and Catalogue Ventures, Inc. on October 1, 2006. We follow FASB ASC 350, Intangibles—Goodwill and Other, which requires that goodwill and indefinite life intangibles are subject to an assessment of impairment at least annually. Under this guidance, we are required to compare the fair value of each reporting unit with its carrying amount to determine if there is a potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. In fiscal year 2007, we recorded a $34.0 million impairment of goodwill related to our store operations as a result of the slowing economy, repositioning of our merchandise strategy, competition with retailers and operating performance of our stores. We performed our annual impairment analysis as of January 1, 2011 using the discounted cash flow and guideline public company methods to determine the fair value of the reporting units. Our analysis indicated that no impairment of goodwill occurred or was at-risk as of January 1, 2011 and January 2, 2010.

Income Taxes

        Income taxes are accounted for pursuant to FASB ASC 740, Income Taxes, which requires that we recognize deferred income taxes, which include net operating loss carry forwards and tax credits among other items. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are offset by deferred tax liabilities relating to nondeductible temporary differences. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences will be utilized. The FASB issued guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. We have determined that valuation allowances against the deferred tax assets are not currently necessary.

        We follow FASB ASC 740, Income Taxes, guidance on accounting for uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, the standard provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. In May 2007, the FASB amended the guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit. We did not have any uncertain tax provisions recorded in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Stock-Based Compensation

        We account for stock-based compensation in accordance with FASB ASC 718, Compensation—Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation cost is measured at the grant date fair value and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation expense. We estimate the grant date fair value of stock option awards using the Black-Scholes option pricing model. For fiscal years 2010, 2009 and 2008, the fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
Expected option term	6.19 years	6.25 years	6.25 years
Expected volatility factor	73.7%	71.0%	66.1%
Risk-free interest rate	1.5%	3.1%	1.8%
Expected annual dividend yield	0%	0%	0%

        The risk-free interest rate was determined based on the rate of U.S. Treasury instruments whose maturities are similar to those of the expected term of the award being valued. The expected dividend yield was based on our expectations of not paying dividends on our common stock for the foreseeable future. The expected volatility incorporates historical volatility of similar entities whose shares prices are publicly available. The expected term is based on the simplified method of estimating the option life.

        Stock-based compensation expense related to stock options was $563,000, $168,000 and $114,000 for fiscal years 2010, 2009 and 2008, respectively. We granted options to purchase an aggregate of 130,000, 586,842 and 209,587 shares of common stock in fiscal years 2010, 2009 and 2008, respectively. We have granted 18,500 options to purchase shares of our common stock at an exercise price of $18.20 in fiscal year 2011 through March 17, 2011. These grants and any future equity grants will increase our stock-based compensation expense in fiscal year 2011 and in future fiscal years compared to fiscal year 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On October 20, 2010, we repaid all amounts owed under our term loan facilities of our prior senior credit facility using proceeds from our initial public offering. There were no amounts outstanding under our revolving credit facility of our prior senior credit facility at the time of repayment. Subsequently, the prior senior credit facility was terminated.

        We are in negotiations for a five-year, $15 million senior secured revolving credit facility which includes an option by us to expand the facility by an additional $5 million. Interest is expected to accrue based upon a reference index rate plus a fixed margin and have prevailing market terms and conditions. We anticipate this senior secured revolving credit facility will be effective in the second quarter of fiscal year 2011. Consequently, our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Body Central Corp.
Index to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Stockholders of Body Central Corp.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Body Central Corp. and its subsidiaries at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida
March 31, 2011

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS

	January 1, 2011	January 2, 2010
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$16,202	$7,226
Accounts receivable	1,258	910
Inventories	18,369	12,898
Prepaid expenses and other current assets	3,933	2,647
Deferred tax asset, current	1,425	1,167

Total current assets	41,187	24,848
Property and equipment, net of accumulated depreciation and amortization	17,071	14,912
Goodwill	21,508	21,508
Intangible assets, net of accumulated amortization	17,128	17,824
Other assets	102	117

Total assets	$96,996	$79,209

Liabilities, Redeemable Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$14,880	$9,078
Accrued expenses and other current liabilities	14,605	12,487
Current portion of long-term debt	—	5,250

Total current liabilities	29,485	26,815
Other liabilities	5,149	4,361
Deferred tax liability, long-term	4,220	1,886
Long-term debt, less current portion	—	33,000

Total liabilities	38,854	66,062

Commitments and contingencies
Redeemable Preferred Stock
Preferred stock, Series D, $0.001 par value, no shares authorized, issued or outstanding	—	—
Preferred stock, Series C, $0.001 par value, no shares authorized, issued or outstanding as of January 1, 2011; 30,000 shares authorized, issued and outstanding as of January 2, 2010	—	3,418
Preferred stock, Series A, $0.001 par value, no shares authorized, issued or outstanding as of January 1, 2011; 325,000 shares authorized, 308,820 shares issued and outstanding as of January 2, 2010	—	31,080
Preferred stock, Series B, $0.001 par value, no shares authorized, issued or outstanding as of January 1, 2011; 175,000 shares authorized, 158,386 shares issued and outstanding as of January 2, 2010	—	15,540
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Stockholders' equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,405,677 shares issued and outstanding as of January 1, 2011; 19,053,345 shares authorized, 203,235 shares issued and outstanding as of January 2, 2010	15	—
Additional paid-in capital	85,496	289
Accumulated deficit	(27,369)	(37,180)

Total stockholders' equity (deficit)	58,142	(36,891)

Total liabilities, redeemable preferred stock and stockholders' equity (deficit)	$96,996	$79,209

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands, except share and per share data)
Net revenues	$243,364	$198,834	$191,824
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	160,777	138,893	136,960

Gross profit	82,587	59,941	54,864
Selling, general and administrative expenses	57,945	46,819	46,577
Depreciation and amortization	4,773	4,678	5,357
Impairment of long-lived assets	—	196	936

Income from operations	19,869	8,248	1,994
Interest expense, net of interest income of $31, $21 and $140	3,292	3,956	4,329
Other expense (income), net	308	(128)	(493)

Income (loss) before income taxes	16,269	4,420	(1,842)
Provision for (benefit from) income taxes	6,458	1,640	(890)

Net income (loss)	$9,811	$2,780	$(952)

Net income (loss) per common share:
Basic	$2.77	$12.94	$(5.42)

Diluted	$0.73	$0.23	$(5.42)

Weighted-average common shares outstanding:
Basic	3,502,657	203,235	203,235

Diluted	13,383,642	12,173,972	203,235

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands, except share data)
Balance as of December 29, 2007	203,235	$—	$307	$(39,008)	$(38,701)
Stock-based compensation		—	114	—	114
Dividends payable on Series C preferred stock	—	—	(150)	—	(150)
Net loss	—	—	—	(952)	(952)

Balance as of January 3, 2009	203,235	—	271	(39,960)	(39,689)
Stock-based compensation	—	—	168	—	168
Dividends payable on Series C preferred stock	—	—	(150)	—	(150)
Net income	—	—	—	2,780	2,780

Balance as of January 2, 2010	203,235	—	289	(37,180)	(36,891)
Stock-based compensation	—	—	563	—	563
Dividends payable on Series C preferred stock	—	—	(113)	—	(113)
Convert Series A preferred stock to common stock	7,795,401	8	31,072	—	31,080
Convert Series B preferred stock to common stock	4,073,708	4	15,536	—	15,540
Issuance of common stock in initial public offering (net of issuance costs)	3,333,333	3	38,149	—	38,152
Net income	—	—	—	9,811	9,811

Balance as of January 1, 2011	15,405,677	$15	$85,496	$(27,369)	$58,142

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2011	January 2, 2010	January 3, 2009
Cash flows from operating activities
Net income (loss)	$9,811	$2,780	$(952)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,773	4,678	5,357
Stock-based compensation	563	168	114
Impairment of long-lived assets	—	196	936
Deferred income taxes	2,076	1,561	(275)
Loss (gain) on disposal of property and equipment	534	100	(254)
Changes in assets and liabilities:
Accounts receivable	(350)	(82)	1,579
Inventories	(5,471)	1,714	(450)
Prepaid expenses and other current assets	(1,285)	(256)	(54)
Other assets	19	(15)	2
Accounts payable	5,802	(174)	(4,041)
Accrued expenses and other current liabilities	1,963	871	(750)
Income taxes	156	421	2,834
Other liabilities	818	1,056	174

Net cash provided by operating activities	19,409	13,018	4,220

Cash flows from investing activities
Purchases of property and equipment	(6,804)	(4,809)	(2,640)
Proceeds from sales of assets	—	15	300

Net cash used in investing activities	(6,804)	(4,794)	(2,340)

Cash flows from financing activities
Principal payments on long-term debt	(38,250)	(5,000)	(3,250)
Proceeds from initial public offering, net of issuance costs	38,152	—	—
Redemption of Series C preferred stock	(3,531)	—	—

Net cash used in financing activities	(3,629)	(5,000)	(3,250)

Net increase (decrease) in cash and cash equivalents	8,976	3,224	(1,370)
Cash and cash equivalents
Beginning of year	7,226	4,002	5,372

End of year	$16,202	$7,226	$4,002

Supplemental disclosures
Cash paid for interest	$3,261	$3,887	$4,602
Cash paid for income taxes	4,223	51	136
Noncash financing activities
Dividends payable	$—	$150	$150
Convert of Series A preferred stock to common stock	31,080	—	—
Convert of Series B preferred stock to common stock	15,540	—	—

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization

        Body Central Corp. (the "Company"), formerly known as Body Central Acquisition Corp., is a specialty retailer of young women's apparel and accessories operating retail stores in the South, Mid-Atlantic and Midwest regions of the United States. In addition, the Company operates a direct business through its e-commerce website, www.bodyc.com, and Body Central catalog.

        On October 14, 2010, the Company completed the initial public offering of its common stock which included 3,333,333 new shares sold by the Company and 1,666,667 shares sold by the Company's existing stockholders, raising net proceeds of $38.2 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company.

        In conjunction with the initial public offering, the Company amended its authorized capital stock to 150,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.001 per share.

Stock Split

        On October 13, 2010, a 25.40446-for-1 stock split of the Company's outstanding common stock was implemented in conjunction with the Company's initial public offering. All common stock shares, per share data, and option exercise prices in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Principles of Consolidation

        The accompanying Consolidated Financial Statements, prepared in accordance principles generally accepted in the United States of America ("GAAP"), include the assets, liabilities, stockholders' equity (deficit), revenues and expenses of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

        The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2010, 2009 and 2008 ended on January 1, 2011, January 2, 2010 and January 3, 2009, respectively. Fiscal years 2010 and 2009 included 52 weeks. Fiscal year 2008 included 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Segment Reporting

        GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. The Company has aggregated its net revenues generated from its retail stores and its direct business into one operating segment. The Company aggregates its operating segments because they have a similar class of customer, nature of products, nature of production process and distribution methods as well as similar economic characteristics. The Company has no international sales. All of the Company's identifiable assets are in the United States.

Revenue Recognition

        The Company recognizes revenue, and the related cost of goods sold is expensed, at point-of-sale or upon shipment to customers. Shipping and handling fees billed to customers for online and catalog sales are included in net revenues, and the related shipping and handling costs are included in cost of goods sold. Based on historical sales returns, an allowance for sales returns is recorded as a reduction of net revenues in the periods in which the sales are recognized. Sales tax collected from customers is excluded from net revenues and is included as part of accrued expenses and other current liabilities on the Consolidated Balance Sheets.

        Through June 2010, the Company sold gift certificates in its retail stores, which do not expire or lose value over periods of inactivity. The Company accounted for gift certificates by recognizing a liability at the time a gift certificate was sold. The Company recognizes income from gift certificates when they are redeemed by the customer.

        Revenue from unredeemed gift certificates is recognized when it is determined that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates to relevant jurisdictions. No revenue from gift certificate breakage was recognized in fiscal years 2010, 2009, and 2008.

Cash and Cash Equivalents

        The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents.

Inventories

        Inventories are comprised principally of women's apparel and accessories and are stated at the lower of cost or market, on a first-in-first out basis, using the retail inventory method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. Shipping and handling costs of $3.6 million, $3.4 million and $3.4 million for fiscal years 2010, 2009, and 2008, respectively, are included in cost of goods sold in the Consolidated Statements of Operations.

        The Company reviews its inventory levels to identify slow-moving merchandise and generally use markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the Consolidated Statements of Operations. The markdown reserve was $1.6 million and $1.6 million as of January 1, 2011 and January 2, 2010, respectively.

        Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends. The shrink reserve was $401,000 and $407,000 as of January 1, 2011 and January 2, 2010, respectively.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is computed for financial reporting purposes on the straight-line method using service lives ranging principally from three to fifteen years. Furniture and fixtures are typically depreciated over three to five years. Amortization of leasehold improvements is provided on the straight-line method over the length of the lease or over the estimated useful life of the improvement, whichever is shorter. The cost of assets sold or retired and the related accumulated depreciation or amortization is removed from the accounts with any resulting gain or loss included in net income. Major renewals and betterments which extend service lives are capitalized, while expenditures for repairs and maintenance that do not significantly extend the life of the asset are expensed as incurred.

Impairment of Long-Lived Assets

        The Company follows Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. The evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized as the difference between the carrying value and the estimated fair value of the assets based on the discounted future cash flows of the assets using a rate that approximates the Company's weighted average cost of capital.

Goodwill and Intangible Assets

        The Company follows FASB ASC 350, Intangibles—Goodwill and Other, regarding goodwill and other intangible assets. Goodwill is subject to an assessment of impairment at least annually. The guidance under this statement requires the Company to compare the fair value of each reporting unit with its carrying amount to determine if there is a potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed its annual impairment analysis as of January 1, 2011 and January 2, 2010 using the discounted cash flow and guideline public company methods to determine the fair value of the

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

reporting units. The Company's analysis indicated no impairment of goodwill had occurred or was at-risk as of January 1, 2011 and January 2, 2010.

        Favorable and unfavorable retail leases and customer relationships are amortized using the straight-line method over their estimated period of benefit, ranging from four to seven years. Trade names and trademarks are deemed to be indefinite life intangibles and are thus not subject to amortization. Management of the Company evaluates the recoverability of intangible assets annually using the relief-from-royalty method, and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. The Company's evaluation indicated no impairment of intangible assets in fiscal years 2010, 2009 or 2008.

Accounting for Stock Based Compensation

        The Company has adopted the provisions of FASB ASC 718, Compensation—Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, the Company estimates forfeitures for options granted which are not expected to vest based on future expectations. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of the Company's stock-based compensation expense. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

Operating Leases

        The Company leases retail stores and office space under noncancelable operating leases. Most store leases contain construction allowance reimbursements by landlords, rent escalation clauses and/or contingent rent provisions. Except for contingent rent, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between the amount charged to expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable. Cash reimbursements received from landlords for leasehold improvements as lease incentives are also recorded as deferred rent and are amortized using the straight-line method over the lease term as an offset to rent expense.

Deferred Rent and Tenant Allowances

        Deferred rent is recognized when a lease contains a predetermined fixed escalation of minimum rent. The Company recognizes the related rent expense on a straight-line basis from possession date and records the differences between the recognized rental expense and the amounts payable under the lease as deferred rent. Also included in deferred rent are tenant allowances received from landlords in accordance with negotiated lease terms. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease. Deferred rent is included in other liabilities in the accompanying Consolidated Balance Sheets.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Advertising

        The Company expenses advertising costs in the period in which they occurred. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $983,000, $869,000, and $914,000 for fiscal year 2010, fiscal year 2009 and fiscal year 2008, respectively.

Income Taxes

        Income taxes are accounted for pursuant to FASB ASC 740, Income Taxes, which requires that the Company recognize deferred income taxes, which include net operating loss carry forwards and tax credits among other items. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are offset by deferred tax liabilities relating to nondeductible temporary differences. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences will be utilized. The FASB issued guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. It has been determined that valuation allowances against the deferred tax assets are not currently necessary.

        The Company follows FASB ASC 740, Income Taxes, guidance on accounting for uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attributable for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, the standard provides guidance on the de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company does not have any uncertain tax provisions recorded in its Consolidated Financial Statements.

        Interest and penalties, if any, are recognized in the provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties, if applicable, are included within the related tax liability line on the Consolidated Balance Sheets.

Cost of Goods Sold

        Cost of goods sold includes the direct cost of purchased merchandise, distribution costs, all freight costs incurred to get merchandise to our stores and our direct customers, costs incurred to produce and distribute our catalogs, store occupancy costs and buying costs. In addition, markdowns taken, markdown reserves for slow moving items and inventory reserves are included in cost of goods sold.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include operating expenses not in cost of goods sold, primarily administration, marketing, stock-based compensation and store operating expenses, excluding store occupancy costs. Store opening costs are expensed as incurred and are included in selling, general and administrative expense in the Consolidated Statements of Operations.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Insurance and Self-Insurance

        The Company uses a combination of insurance and self-insurance for a number of risk management activities including workers' compensation, general liability, automobile liability and employee-related health care benefits, a portion of which is paid by the employees. Costs related to claims are accrued based on known claims and historical experiences of incurred but not reported claims received from our insurers. The Company believes that it has adequately reserved for its self-insurance liability, which is capped through the use of stop-loss contracts and specified retentions with insurance companies. However, any significant variation of future claims from historical trends could cause actual results to differ from the accrued liability.

Concentration of Credit Risk

        Financial instruments subject to concentrations of credit risk consist primarily of cash. The Company places its cash with what it believes to be high credit quality institutions. At times such instruments may be in excess of the FDIC insurance limit.

New Accounting Standards

        In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (Topic 820). The objective of the new guidance is to provide clarification for the fair value measurement of liabilities, specifically providing clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using certain prescribed techniques. Techniques highlighted include using Level 1) the quoted price of the identical liability when traded as an asset, Level 2) quoted prices for similar liabilities or similar liabilities when traded as assets or Level 3) another valuation technique that is consistent with the principles of fair value measurements. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. Finally, the guidance clarifies that Level 1 fair value measurements include both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustment to the quoted price of the asset is required. The Company's adoption of this guidance did not have a material impact on its financial statements or disclosures.

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires disclosures of transfers in and out of Level 1 and 2 fair value measurements, including a description of the reason for the transfer. The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than a single net number. The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance will not have a material impact on the Company's financial statements or disclosures.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain reclassifications have been made to the fiscal years 2009 and 2008 consolidated financial statements in order to conform to the presentation for fiscal year 2010.

2. Financial Instruments

        The FASB-issued guidance establishes a framework for measuring fair value that is based on the inputs market participants use to determine fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The guidance under this statement describes a hierarchy of three levels of input that may be used to measure fair value:

  •
  Level 1—Inputs based on quoted prices in active markets for identical assets and liabilities.

  •
  Level 2—Inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

  •
  Level 3—Unobservable inputs based on little market or no market activity and which are significant to the fair value of the assets and liabilities.

        The Company's material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair values of cash, accounts receivable, accounts payable and accrued expenses are equal to their carrying values based on their liquidity.

        Considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

        The Company repaid all amounts owed under the term loan facilities of its senior credit facility on October 20, 2010, using proceeds from the Company's initial public offering. The term loans were repaid at carrying value.

        The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market securities:
January 1, 2011	$11,084	$11,084	$—	$—
January 2, 2010	$2,653	$2,653	$—	$—

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Financial Instruments (Continued)

        Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the Consolidated Balance Sheets.

3. Property and Equipment

        Property and equipment as of January 1, 2011 and January 2, 2010 consist of the following:

	January 1, 2011	January 2, 2010
	(in thousands)
Furniture and fixtures	$10,628	$8,878
Leasehold improvements	22,070	18,703

	32,698	27,581
Accumulated depreciation and amortization	(15,627)	(12,669)

Property and equipment, net	$17,071	$14,912

        Depreciation and amortization expense related to property and equipment was $4.1 million, $4.0 million and $4.7 million for fiscal years 2010, 2009 and 2008, respectively.

        The Company incurred costs of $3.8 million, $3.0 million and $1.5 million for capital expenditures, excluding tenant allowances of $3.0 million, $1.8 million and $1.2 million for fiscal years 2010, 2009 and 2008, respectively.

4. Intangible Assets

        Intangible assets consist of the following:

	Favorable Retail Leases	Unfavorable Retail Leases	Customer Relationships	Trade names and trademarks
Gross amount as of January 1, 2011	$3,225	$(190)	$585	$16,395
Accumulated amortization	(2,492)	130	(585)	—

Net amount as of January 1, 2011	$733	$(60)	$—	$16,395

Gross amount as of January 2, 2010	$3,225	$(190)	$585	$16,395
Accumulated amortization	(1,906)	100	(475)	—

Net amount as of January 2, 2010	$1,319	$(90)	$110	$16,395

        Trade names and trademarks are deemed to be indefinite life intangibles and are thus not subject to amortization. Unfavorable retail leases are included in other liabilities in the Consolidated Balance Sheets.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets (Continued)

        Aggregate amortization expense related to intangible assets was $666,000 for fiscal year 2010, and $702,000 each of the fiscal years 2009 and 2008. Estimated aggregate amortization expense for each of the two succeeding fiscal years is shown below:

Fiscal Year	(in thousands)
2011	$556
2012	117

$673

5. Accrued Expenses and Other Current Liabilities

        The major components of accrued expenses and other current liabilities are as follows:

	January 1, 2011	January 2, 2010
	(in thousands)
Accrued payroll and related taxes	$4,581	$3,234
Accrued occupancy	2,124	1,930
Taxes, other than income taxes	1,944	1,505
Gift certificates and store merchandise credits	1,165	1,168
Income taxes payable	237	79
Other	4,554	4,571

Total accrued expenses and other current liabilities	$14,605	$12,487

6. Long-Term Debt

        On October 20, 2010, using net proceeds from its initial public offering, the Company repaid all amounts owing under its term loan facilities of its senior credit facility. There were no amounts outstanding under the revolving credit facility of the Company's senior credit facility at the time of repayment. Subsequently, the senior credit facility was terminated.

        The following is a summary of debt outstanding at January 1, 2011 and January 2, 2010:

	January 1, 2011	January 2, 2010
	(in thousands)
$27.5 million term loan, interest rate at LIBOR plus 5.25%, 8.5% as of January 2, 2010, due September 30, 2012, principal and interest due quarterly.	$—	$17,250
$24 million term loan, interest rate at LIBOR plus 5.75%, 9.0% as of January 2, 2010, interest due quarterly; all principal due October 1, 2013.	—	21,000

	—	38,250
Less current portion	—	(5,250)

	$—	$33,000

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (Continued)

        The Company entered into an interest rate swap agreement that involves the receipt of variable rate payments based on the one-month LIBOR rate in exchange for 5.22% fixed rate payments over the life of the swap agreement without an exchange of the underlying notional amount of $25.0 million that was terminated on November 13, 2008. The differential to be paid or received was accrued and recognized as an adjustment to interest expense as interest rates change. The interest rate swap was not designated as a cash flow hedge. Accordingly, it was reflected at fair value on the Consolidated Balance Sheets and the related change in fair value is reflected in interest expense. The net effect of the agreement was $199,000 of expense for the fiscal year ended January 3, 2009. There was no effect to interest expense related to this agreement for the fiscal year ended January 1, 2011 or January 2, 2010.

7. Commitments and Contingencies

Leases

        The Company conducts all of its retail sales and corporate operations in leased facilities. Lease terms generally range up to ten years and provide for escalations in base rents. The Company does not have obligations to renew the leases. Certain leases provide for contingent rentals based upon sales. Most leases also require additional payments covering real estate taxes, common area costs and insurance.

        Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of January 1, 2011, are as follows:

Fiscal Year	(in thousands)
2011	$16,634
2012	13,500
2013	11,337
2014	10,338
2015	9,112
Thereafter	14,807

$75,728

        Rent expense under non-cancelable operating leases was as follows:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Minimum rentals	$17,511	$15,199	$14,995
Contingent rentals	2,048	1,273	1,028

Total rent expense	$19,559	$16,472	$16,023

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Commitments and Contingencies (Continued)

Employment Contracts

        The Company is subject to employment agreements with certain executives, which provide for compensation and other certain benefits. The agreements also provide for severance payments under certain circumstances.

Litigation

        The Company is involved in various routine legal proceedings incidental to the conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

8. Income Taxes

        The components of the income tax provision (benefit) for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 are as follows:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Current
Federal	$4,074	$79	$(275)
State	308	—	(340)

	4,382	79	(615)

Deferred
Federal	1,617	1,435	(394)
State	459	126	119

	2,076	1,561	(275)

Total provision (benefit)	$6,458	$1,640	$(890)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

purposes. Significant components of the Company's net deferred tax liability related to operations as of January 1, 2011 and January 2, 2010 are as follows:

	January 1, 2011	January 2, 2010
	(in thousands)
Gross deferred tax assets:
Reserves	$68	$173
Property and equipment	2,016	2,675
Accrued expenses	817	598
Inventory	480	254
Stock-based compensation	151	253
Credits	—	142
Net operating losses	60	1,459
Other	730	689

Gross deferred tax assets	4,322	6,243

Gross deferred tax liabilities:
Intangibles	(6,561)	(6,828)
Tenant allowances	(556)	(134)

Gross deferred tax liabilities	(7,117)	(6,962)

Net deferred tax liability	$(2,795)	$(719)

        Recognition of deferred tax assets is based upon management's belief that it is more likely than not that a tax benefit associated with temporary differences will be utilized. A valuation allowance has not been recorded as it is more likely than not that all deferred tax assets will be realized. As of January 1, 2011, the Company had deferred tax assets related to net operating loss carryforwards of approximately $60,000 which, if not utilized to reduce taxable income in future periods, will expire in 2028. As of the date of the audit, the Company is currently not under any examination by any significant taxing authorities and the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are our fiscal years ended December 29, 2007 and forward. The effective rate differs from the statutory rate due to the following items:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Amount computed using statutory rates	34.0%	34.0%	(34.0)%
State and local income taxes, net of federal benefit	4.4	4.5	(4.3)
State income tax true-up	—	—	(7.8)
Other	1.3	(1.4)	(2.2)

Provision for (benefit from) income tax rate	39.7%	37.1%	(48.3)%

        The Company's fiscal year 2008 income tax rate included a state income tax true-up benefit as a result of its election to begin filing its state income tax returns as a consolidated group.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Redeemable Preferred Stock

        On October 14, 2010, the Company completed its initial public offering. Net proceeds from the initial public offering were used, in part, to redeem all of the outstanding shares of the Company's non-convertible, non-voting Series C preferred stock. Also as part of its initial public offering, all of the Company's convertible Series A and Series B preferred stock were converted to 11,869,109 shares of the Company's common stock. Prior to the completion of the initial public offering, the Company had four classes of redeemable preferred stock. The order of liquidation preference was Series D, C, A and B. The following is a summary of changes in each issue of redeemable preferred stock:

	Redeemable Preferred Stock
	Series D	Series C	Series A	Series B
	(in thousands)
Balance as of December 29, 2007	$—	$3,118	$31,080	$15,540
Dividends payable	—	150	—	—

Balance as of January 3, 2009	—	3,268	31,080	15,540
Dividends payable	—	150	—	—

Balance as of January 2, 2010	—	3,418	31,080	15,540
Dividends payable	—	113	—	—
Redemption	—	(3,531)	—	—
Convert to common stock	—	—	(31,080)	(15,540)

Balance as of January 1, 2011	$—	$—	$—	$—

        Upon completion of the initial public offering, the Company adopted a new certificate of incorporation which granted the Company's board of directors authority, without further action by its stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. As of January 1, 2011, there were no shares of undesignated preferred stock issued or outstanding.

10. Stockholders' Equity (Deficit)

Common Stock

        On October 14, 2010, the Company completed the initial public offering of its common stock which included 3,333,333 new shares sold by the Company and 1,666,667 shares sold by the Company's existing stockholders, raising net proceeds of $38.2 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company. On November 2, 2010, the underwriters of the Company's initial public offering exercised their full over-allotment option to purchase an additional 750,000 shares of the Company's common stock from the Company's selling stockholders. The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Deficit) (Continued)

        The net proceeds of the initial public offering were used to: (a) repay all amounts owing under its term loan facilities of its senior credit facility; (b) redeem all of the outstanding shares of the Company's non-convertible, non-voting Series C preferred stock; (c) pay an aggregate $1.0 million to specified employees, including certain named executive officers, under a success bonus plan triggered upon completion of the initial public offering; and (d) provide funds for working capital and other general corporate purposes.

        In conjunction with the initial public offering, the Company amended its authorized capital stock to 150,000,000 shares of common stock, par value $0.001 per share.

Stock-Based Compensation Plans

        In September 2006, the Company adopted the 2006 Equity Incentive Plan, which was amended and restated on October 14, 2010 (the "Amended and Restated 2006 Plan"). The Amended and Restated 2006 Plan provides for the grant of options to employees, directors and consultants, not to exceed 1,646,209 shares of common stock. The plan provides for benefits in the form of incentive stock options and nonstatutory stock options. Options granted to employees and directors under the Amended and Restated 2006 Plan vest over a period of one or four years and expire ten years from the date of grant. Options to purchase 552,115 shares of common stock were available for future grants under the Amended and Restated 2006 Plan as of January 1, 2011.

        The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term and the Company's expected annual dividend yield. The Company issues new shares with the exercise of options.

        The fair value of each option grant for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands)
Expected option term(1)	6.19 years	6.25 years	6.25 years
Expected volatility factor(2)	73.7%	71.0%	66.1%
Risk-free interest rate(3)	1.5%	3.1%	1.8%
Expected annual dividend yield	0%	0%	0%

(1)
Since there was not sufficient historical information for grants with similar terms, the simplified or "plain-vanilla" method of estimating option life was utilized.

(2)
The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer company's common stock over the most recent period equal to the expected option life of the grant.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Deficit) (Continued)

(3)
The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same term as the option as of the grant date.

        A summary of stock option information for the fiscal year ended January 1, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of January 2, 2010	964,094	$3.29
Granted	130,000	13.00
Exercised	—	—
Forfeited	—	—

Outstanding as of January 1, 2011	1,094,094	$4.45

Exercisable as of January 1, 2011	486,759	$3.06	7.6 years

        The aggregate intrinsic value of outstanding and exercisable stock options, representing the excess of the average market price of the Company's stock on January 1, 2011 over the exercise price, multiplied by the applicable number of in-the-money options, was $5.5 million, at January 1, 2011. There were 486,759 in-the-money options outstanding and exercisable at January 1, 2011.

        A summary of the status of nonvested stock options as of January 1, 2011 and changes during the fiscal years 2010, 2009 and 2008, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 29, 2007	159,284	$0.44
Granted	209,587	0.76
Vested	(75,450)	0.46
Forfeited	—	—

Nonvested as of January 3, 2009	293,421	0.67
Granted	586,842	1.27
Vested	(133,610)	0.66
Forfeited	—	—

Nonvested as of January 2, 2010	746,653	1.14
Granted	130,000	8.54
Vested	(269,318)	1.06
Forfeited	—	—

Nonvested as of January 1, 2011	607,335	$2.76

        Stock-based compensation expense of $563,000, $168,000 and $114,000 for the fiscal years 2010, 2009 and 2008, respectively, is included in selling, general and administrative expenses on the

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Deficit) (Continued)

Company's Consolidated Statements of Operations. The Company did not capitalize any expense related to stock-based compensation. Total compensation cost related to nonvested awards not yet recognized was $1.2 million as of January 1, 2011, and is expected to be recognized over a weighted average remaining period of 1.5 years.

11. Savings Plan

        The Company provides a savings plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have attained age 21 and completed at least 1,000 hours of service in a twelve consecutive month period. The Savings Plan requires specified contributions by the employees and allows discretionary contributions by the Company. Total employer contribution expense was approximately $158,000, $153,000 and $145,000 for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively.

12. Related Parties

        The Company leases office and warehouse space under a noncancelable lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $474,000, $468,000 and $446,000 for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively, related to this lease.

13. Fair Value Measurements

        Assets and liabilities measured at fair value on a non-recurring basis consist of the following:

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Idential Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Long-lived assets held and used:
January 1, 2011	$7,718	$—	$—	$7,718
January 2, 2010	$6,848	$—	$—	$6,848

        In fiscal year 2009, long-lived assets held and used in the Company's stores with a carrying value of $7.0 million were written down to their fair value of $6.8 million. The inputs used to calculate the fair value of these store assets included the projected cash flows and risk-adjusted rate of return that the Company estimated would be used by a market participant in valuing these assets. Utilizing this analysis, the Company recognized impairment charges of $196,000 and $936,000 related to store assets for fiscal years 2009 and 2008, respectively.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Results (Unaudited)

        The following table presents summarized unaudited quarterly financial results of operations for the Company for fiscal years 2010 and 2009. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results for any particular quarter are not necessarily indicative of results of operations a full fiscal year or any other quarter.

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$58,173	$61,172	$56,943	$67,076
Gross profit	19,976	20,267	18,454	23,890
Net income	3,389	2,331	1,343	2,748
Basic income per common share	$16.49	$11.28	$6.43	$0.21
Dilutive income per common share	$0.28	$0.19	$0.11	$0.18

	Fiscal Year 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$48,628	$52,159	$44,860	$53,187
Gross profit	13,952	14,880	13,885	17,224
Net income	273	747	284	1,476
Basic income per common share	$1.16	$3.49	$1.21	$7.08
Dilutive income per common share	$0.02	$0.06	$0.02	$0.12

        The sum of the quarterly income per common share may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

15. Earnings per Share

        Basic income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share includes the determinants of basic earnings per common share plus the additional dilution for all potentially dilutive stock options and convertible preferred stock utilizing the treasury stock method and if-converted method, respectively.

        On October 14, 2010, the Company completed the initial public offering of its common stock which included 3,333,333 new shares sold by the Company. The new common shares are included in the weighted average basic number of common shares outstanding from the date of the initial public offering.

        In conjunction with the initial public offering, the Company's Series A and Series B preferred stock were converted to 11,869,109 shares of Company common stock. The converted shares are weighted from the date of conversion in the weighted average basic common shares outstanding. The

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings per Share (Continued)

weighted average dilutive common shares outstanding accounts for the converted shares as if they were converted at the beginning of the fiscal year.

        The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Fiscal Year Ended
	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands, except share and per share data)
Net income (loss) as reported	$9,811	$2,780	$(952)
Less: Preferred stock dividends declared	(113)	(150)	(150)

Net income (loss) attributable to common shareholders	$9,698	$2,630	$(1,102)

Weighted average basic common shares	3,502,657	203,235	203,235
Impact of dilutive securities:
Stock options	587,855	101,628	—
Convertible preferred stock	9,293,130	11,869,109	—

Weighted average dilutive common shares	13,383,642	12,173,972	203,235

Per common share:
Basic income (loss) per share	$2.77	$12.94	$(5.42)
Diluted income (loss) per share	$0.73	$0.23	$(5.42)

        Common stock equivalents totaling 11,869,109 would have been included in the weighted average dilutive common shares calculation for the fiscal year ended January 3, 2009 had we reported net income for the period.

        Equity awards to purchase 130,000, 754,510, and 167,668 shares of common stock for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

16. Subsequent Events

        On February 16, 2011, the Company closed on its secondary offering of 5,703,764 shares of common stock priced at $16.50 per share. The Company sold 100,000 new shares of its common stock in the offering, and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriter's over-allotment option. The offering raised net proceeds of approximately $1.0 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company. The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered certified public accounting firm due to a transition period established by the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

        The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website, www.bodyc.com, under "Investor Relations, Corporate Governance" and in print to any person who requests it. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Financial Statement Schedules

        See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K.

Exhibits

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2011

BODY CENTRAL CORP.
By:	/s/ B. ALLEN WEINSTEIN B. Allen Weinstein President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ RICHARD L. WALTERS Richard L. Walters Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. ALLEN WEINSTEIN B. Allen Weinstein	President, Chief Executive Officer and Director	March 31, 2011
/s/ BETH R. ANGELO Beth R. Angelo	Chief Merchandise Officer, Executive Vice President, President of Direct Sales and Director	March 31, 2011
/s/ RICHARD L. WALTERS Richard L. Walters	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2011
/s/ MARTIN P. DOOLAN Martin P. Doolan	Chairman of the Board of Directors	March 31, 2011
/s/ SCOTT M. GALLIN Scott M. Gallin	Director	March 31, 2011
/s/ JOHN K. HALEY John K. Haley	Director	March 31, 2011

Signature	Title	Date

/s/ JERROLD S. ROSENBAUM Jerrold S. Rosenbaum	Director	March 31, 2011
/s/ CARLO A. VON SCHROETER Carlo A. von Schroeter	Director	March 31, 2011
/s/ JOHN H. TURNER John H. Turner	Director	March 31, 2011

 EXHIBIT INDEX

        In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The Agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company's other public files, which are available without charge through the SEC's website at http://www.sec.gov.

Exhibit No.		Description
3.1	***	Third Amended and Restated Certificate of Incorporation of Body Central Corp.

3.2	***	Amended and Restated By-Laws of Body Central Corp.

4.1	***	Form of Registrant's Common Stock Certificate.

4.2	*	Registration Rights Agreement, dated October 1, 2006, between Body Central Acquisition Corp. and certain investors named therein.

10.1	***†	Amended and Restated 2006 Equity Incentive Plan.

10.2	***†	Form of Incentive Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan.

10.3	***†	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan.

10.4	***	Form of Indemnification Agreement made by and between Body Central Corp. and each of its directors and executive officers.

10.5	**	Lease Agreement, dated as of October 1, 2006, between Powers Avenue Joint Venture and Body Shop of America, Inc.

10.6	**†	Incentive Stock Option Agreement, dated October 12, 2009, between Body Central Acquisition Corp. and B. Allen Weinstein.

10.7	**†	Incentive Stock Option Agreement, dated February 7, 2008, between Body Central Acquisition Corp. and Richard L. Walters.

10.8	**†	Incentive Stock Option Agreement, dated August 15, 2007, between Body Central Acquisition Corp. and Richard L. Walters.

Exhibit No.		Description
10.9	**†	Incentive Stock Option Agreement, dated October 12, 2009, between Body Central Acquisition Corp. and Beth Angelo.

10.10	**†	Incentive Stock Option Agreement, dated February 7, 2008, between Body Central Acquisition Corp. and Beth Angelo.

10.11	***†	Employment Agreement dated November 27, 2007, among Body Shop of America, Inc., Catalogue Ventures, Inc. and Richard L. Walters.

10.12	*****†	Amendment No. 1 to Employment Agreement dated November 27, 2007, among Body Shop of America, Inc., Catalogue Ventures, Inc. and Richard L. Walters.

10.13	***†	Form of Employment Agreement between Body Central Acquisition Corp. and Beth Angelo.

10.14	***†	Employment Agreement, dated July 8, 2009, among Body Central Acquisition Corp., Body Shop of America, Inc., Catalogue Ventures, Inc. and B. Allen Weinstein.

10.15	***†	Amended and Restated Employment Agreement among Body Shop of America, Inc., Catalogue Ventures, Inc. and Curtis Hill, dated December 1, 2007, and Amendment No. 1 to Amended and Restated Employment Agreement, dated February 23, 2009.

10.16	****†	Form of Letter Agreement between Body Central Acquisition Corp. and Martin Doolan.

10.17	***†	Form of Letter Agreement between Body Central Acquisition Corp. and Jerrold Rosenbaum.

10.18	**†	Success Bonus Plan.

14.1	***	Code of Business Conduct and Ethics.

21.1		List of Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Registration Statement (Registration No. 333-168014) on Form S-1 filed on July 7, 2010.
**	Previously filed with Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010.
***	Previously filed with Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010.
****	Previously filed with Amendment No. 5 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on October 13, 2010.
*****	Previously filed with Registration Statement on Form S-1 (Registration No. 333-171898) filed on January 27, 2011.
†	Indicates a management contract or compensatory plan or arrangement.