Form 10-Q
period 2011-04-02
BODY CENTRAL CORP
filed 2011-05-17
CIK 1379246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 001-34906

BODY CENTRAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	14-1972231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock as of May 17, 2011 was 15,655,957 shares.

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

•                  our lease obligations;

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

•                  restrictions imposed by our lease obligations on our current and future operations;

•                  our failure to maintain effective internal controls; and

•                  our inability to protect our trademarks or other intellectual property rights.

Body Central Corp. (herein “we”, “our”, “us” or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	April 2,	January 1,	April 3,
	2011	2011	2010
	(In thousands, except share data)
assets
Current assets
Cash and cash equivalents	$25,108	$16,202	$11,972
Accounts receivable	851	1,258	581
Inventories	19,543	18,369	14,905
Prepaid expenses and other current assets	4,418	3,933	3,371
Deferred tax asset, current	1,722	1,425	621
Total current assets	51,642	41,187	31,450
Property and equipment, net of accumulated depreciation and amortization of $16,630, $15,627 and $13,491	17,545	17,071	14,723
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $3,166, $3,077 and $2,464	16,982	17,128	17,641
Other assets	102	102	122
Total assets	$107,779	$96,996	$85,444
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$17,068	$14,880	$13,060
Accrued expenses and other current liabilities	13,614	14,605	10,906
Current portion of long-term debt	—	—	5,500
Total current liabilities	30,682	29,485	29,466
Other liabilities	6,823	5,149	5,227
Deferred tax liability, long-term	4,562	4,220	2,715
Long-term debt, less current portion	—	—	31,500
Total liabilities	42,067	38,854	68,908
Commitments and contingencies
Redeemable Preferred Stock
Preferred stock, Series D, $0.001 par value, no shares authorized, issued or outstanding	—	—	—
Preferred stock, Series C, $0.001 par value, no shares authorized, issued or outstanding as of April 2, 2011, and January 1, 2011; 30,000 shares authorized, issued and outstanding as of April 3, 2010	—	—	3,456
Preferred stock, Series A, $0.001 par value, no shares authorized, issued or outstanding as of April 2, 2011, and January 1, 2011; 325,000 shares authorized, 308,820 shares issued and outstanding as of April 3, 2010	—	—	31,080
Preferred stock, Series B, $0.001 par value, no shares authorized, issued or outstanding as of April 2, 2011, and January 1, 2011; 175,000 shares authorized, 158,386 shares issued and outstanding as of April 3, 2010	—	—	15,540
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 150,000,000 shares authorized, 15,655,957 shares issued and outstanding as of April 3, 2011, 15,405,677 shares issued and outstanding as of January 1, 2011; 19,053,345 shares authorized, 203,235 shares issued and outstanding as of April 3, 2010	16	15	—
Additional paid-in capital	87,650	85,496	251
Accumulated deficit	(21,954)	(27,369)	(33,791)
Total stockholders’ equity (deficit)	65,712	58,142	(33,540)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$107,779	$96,996	$85,444

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
	(in thousands, except share
	and per share data)
Net revenues	$73,984	$58,173
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	47,251	38,399
Gross profit	26,733	19,774
Selling, general and administrative expenses	16,701	12,437
Depreciation and amortization	1,203	1,117
Income from operations	8,829	6,220
Interest (income) expense, net of interest expense (income)	(5)	922
Other income, net of other expense	(44)	(63)
Income before income taxes	8,878	5,361
Provision for income taxes	3,463	1,972
Net income	$5,415	$3,389

Net income per common share:
Basic	$0.35	$16.49
Diluted	$0.34	$0.28

Weighted-average common shares outstanding:
Basic	15,550,193	203,235
Diluted	16,070,603	12,213,816

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$5,415	$3,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,117
Deferred income taxes	45	1,375
Excess tax benefits from stock-based compensation	(834)	—
Other non-cash charges	240	(2)
Changes in assets and liabilities:
Accounts receivable	407	329
Inventories	(1,174)	(2,007)
Prepaid expenses and other current assets	(485)	(724)
Other assets	—	(6)
Accounts payable	2,188	3,982
Accrued expenses and other current liabilities	(1,383)	(2,177)
Income taxes	1,226	597
Other liabilities	1,681	873
Net cash provided by operating activities	8,529	6,746

Cash flows from investing activities
Purchases of property and equipment	(1,538)	(750)
Net cash used in investing activities	(1,538)	(750)

Cash flows from financing activities
Principal payments on long-term debt	—	(1,250)
Proceeds from common stock offering, net of issuance costs	1,074	—
Proceeds from exercise of stock options	7	—
Excess tax benefits from stock-based compensation	834	—
Net cash provided by (used in) financing activities	1,915	(1,250)
Net increase in cash and cash equivalents	8,906	4,746

Cash and cash equivalents
Beginning of year	16,202	7,226
End of period	$25,108	$11,972

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                            Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization

Body Central Corp. (the ‘‘Company’’) is a specialty retailer of young women’s apparel and accessories operating retail stores in the South, Mid-Atlantic and Midwest regions of the United States. In addition, the Company operates a direct business through its e-commerce website, www.bodyc.com, and Body Central catalog.

Principles of Consolidation

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements include all adjustments, consisting primarily normal and recurring adjustments, necessary for the fair statement of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Unaudited Consolidated Financial Statements and related Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended January 1, 2011, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year End

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week periods ended April 2, 2011 and April 3, 2010.

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company has aggregated its net revenues generated from its retail stores and its direct business into one operating segment. The Company aggregates its operating segments because they have a similar class of customer, nature of products, nature of production process and distribution methods as well as similar economic characteristics. The Company has no international sales. All of the Company’s identifiable assets are in the United States.

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

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires disclosures of transfers in and out of Level 1 and 2 fair value measurements, including a description of the reason for the transfer. The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than a single net number. The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

Reclassification

A reclassification has been made to the thirteen weeks ended April 3, 2010 Consolidated Financial Statements in order to conform to the presentation for the thirteen weeks ended April 2, 2011.

2.                            Financial Instruments

The FASB-issued guidance establishes a framework for measuring fair value that is based on the inputs market participants use to determine fair value of an asset or liability and establishes a fair value hierarchy to prioritize those inputs. The guidance under this statement describes a hierarchy of three levels of input that may be used to measure fair value:

•                       Level 1 — Inputs based on quoted prices in active markets for identical assets and liabilities.

•                       Level 2 — Inputs other than Level 1 quoted prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

•                       Level 3 — Unobservable inputs based on little market or no market activity and which are significant to the fair value of the assets and liabilities.

The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The fair values of cash, accounts receivable, accounts payable and accrued expenses are equal to their carrying values based on their liquidity.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

The Company repaid all amounts owed under the term loan facilities of its senior credit facility on October 20, 2010, using proceeds from the Company’s initial public offering.  The term loans were repaid at carrying value.

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market securities:
April 2, 2011	$20,153	$20,153	$—	$—
January 1, 2011	$11,084	$11,084	$—	$—
April 3, 2010	$6,596	$6,596	$—	$—

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the Consolidated Balance Sheets.

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 39.0% and 36.8% for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively. The effective rate for the thirteen weeks ended April 2, 2011, is higher due primarily to an increase in income before income taxes in addition to the non-deductibility of statutory stock-based compensation granted in October 2010.

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

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4.                            Related Parties

The Company leases office and warehouse space under a noncancelable lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $117,000 and $115,000 for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, related to this lease.

5.                            Stockholders’ Equity (Deficit)

On February 16, 2011, the Company completed a secondary offering of 5,703,764 shares of common stock priced at $16.50 per share.  The Company sold 100,000 new shares of its common stock in the offering, and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering raised net proceeds of approximately $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company.  The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

6.                            Income Per Common Share

Basic income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per common share includes the determinants of basic income per common share plus the additional dilution for all potentially dilutive stock options and convertible preferred stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing income per share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
	(in thousands, except share
	and per share data)
Net income as reported	$5,415	$3,389
Less: Preferred stock dividends declared	—	(37)
Net income attributable to common shareholders	$5,415	$3,352

Weighted average basic common shares	15,550,193	203,235
Impact of dilutive securities:
Stock options	520,410	141,472
Convertible securities	—	11,869,109
Weighted average dilutive common shares	16,070,603	12,213,816

Per common share:
Basic income per common share	$0.35	$16.49
Diluted income per common share	$0.34	$0.28

As part of the Company’s initial public offering on October 14, 2010, the Company’s convertible Series A and Series B preferred stock were converted to 11,869,109 shares of the Company’s common stock.  Equity awards to purchase 138,500 and 754,510 shares of common stock for the thirteen weeks ended April 2, 2011 and April 3, 2010, respectively, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 1, 2011,  filed with the SEC, and our unaudited consolidated financial statements and the related notes included herein. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

Overview

Founded in 1972, Body Central Corp. is a specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com. We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest regions of the United States. In the thirteen weeks ended April 2, 2011, we opened five stores and closed none.  As of April 2, 2011, we had 214 stores with an average size of approximately 4,300 square feet.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of operational and financial measures. We believe that the key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin and selling, general and administrative expenses.

Net Revenues

Net revenues consist of sales of our merchandise from our stores and direct sales through our catalog and e-commerce channels, including shipping and handling fees charged to our customers. Net revenues from our stores and direct business reflect sales of our merchandise less estimated returns and merchandise discounts.

Store Sales

We calculate ‘‘comparable’’ or ‘‘same store’’ sales by including a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store’s sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

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

Direct Sales

We offer direct sales through our catalogs and through our e-commerce website, www.bodyc.com, which accepts orders directly from our customers. We believe the circulation of our catalogs and access to our website increases our reputation and brand recognition with our target customers and helps support the strength of our store operations.  We define revenue per catalog as direct sales divided by the number of catalogs circulated.  Direct sales are not included in our comparable store sales.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010

Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of goods sold	63.9	66.0
Gross profit	36.1	34.0
Selling, general and administrative expenses	22.6	21.4
Depreciation and amortization	1.6	1.9
Income from operations	11.9	10.7
Interest (income) expense, net	(0.0)	1.6
Other income, net	(0.1)	(0.1)
Income before income taxes	12.0	9.2
Provision for income taxes	4.7	3.4
Net income	7.3%	5.8%

Operating Data (unaudited):
Stores:
Comparable store sales change	16.1%	17.7%
Number of stores open at end of period	214	185
Sales per gross square foot (in whole dollars)	$69	$61
Average square feet per store	4,300	4,310
Total gross square feet at end of period (in thousands)	920	797
Direct:
Number of catalogs circulated (in thousands)	8,165	6,585
Revenue per catalog (in whole dollars)	$1.31	$1.45

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010

Stores at beginning of period	209	185
Stores opened during period	5	2
Stores closed during period	0	(2)
Stores at end of period	214	185

Thirteen Weeks Ended April 2, 2011 Compared to the Thirteen Weeks Ended April 3, 2010

	Thirteen Weeks Ended
	April 2,		April 3,
	2011		2010		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$73,984	100.0%	$58,173	100.0%	$15,811	27.2%
Cost of goods sold	47,251	63.9	38,399	66.0	8,852	23.1
Gross profit	26,733	36.1	19,774	34.0	6,959	35.2
Selling, general and administrative expenses	16,701	22.6	12,437	21.4	4,264	34.3
Depreciation and amortization	1,203	1.6	1,117	1.9	86	7.7
Income from operations	8,829	11.9	6,220	10.7	2,609	41.9
Interest (income) expense, net	(5)	—	922	1.6	(927)	(100.5)
Other income, net	(44)	(0.1)	(63)	(0.1)	19	(30.2)
Income before income taxes	8,878	12.0	5,361	9.2	3,517	65.6
Provision for income taxes	3,463	4.7	1,972	3.4	1,491	75.6
Net income	$5,415	7.3%	$3,389	5.8%	$2,026	59.8%

Operating Data (unaudited):
Revenues:
Stores	$63,321	85.6%	$48,611	83.6%	$14,710	30.3%
Direct	10,663	14.4	9,562	16.4	1,101	11.5
Net revenues	$73,984	100.0%	$58,173	100.0%	$15,811	27.2%

Net Revenues

Net revenues increased by $15.8 million, or 27.2%, for the thirteen weeks ended April 2, 2011, from the thirteen weeks ended April 3, 2010.

Store sales increased $14.7 million, or 30.3%, for the thirteen weeks ended April 2, 2011, from the thirteen weeks ended April 3, 2010. The increase in store sales resulted in part from a 26.6% increase in the number of customer transactions, driven in part by 29 new store openings, net of store closings, since April 3, 2010. Comparable store sales increased $7.7 million, or 16.1%, for the thirteen weeks ended April 2, 2011, compared to an increase of 17.7% for the thirteen weeks ended April 3, 2010. Non-comparable store sales increased $7.0 million for the thirteen weeks ended April 2, 2011, compared to the thirteen weeks ended April 3, 2010. There were 182 comparable stores and 32 non-comparable stores open at April 2, 2011.

Direct sales, including shipping and handling fees, from our direct business increased $1.1 million, or 11.5%, for the thirteen weeks ended April 2, 2011, as compared to from the thirteen weeks ended April 3, 2010, due to an increase in the number of catalogs circulated offset by a decrease in average revenue per catalog.

Gross Profit

Gross profit increased $7.0 million, or 35.2%, for the thirteen weeks ended April 2, 2011 from the thirteen weeks ended April 3, 2010.  As a percentage of net revenues, gross profit margin increased by 210 basis points for the thirteen weeks ended April 2, 2011 from the thirteen weeks ended April 3, 2010. This increase was attributable to a 10 basis point increase in merchandise margin, due primarily to stronger regular price sales which required fewer markdowns, and a 200 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in comparable store sales as well as a slight improvement in per store occupancy costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $4.3 million, or 34.3%, for the thirteen weeks ended April 2, 2011 from the thirteen weeks ended April 3, 2010. This increase resulted in part from a $2.1 million increase in store operating expenses due primarily to our store growth. As a percentage of net revenues, store operating expenses decreased to 15.8% for the thirteen weeks ended April 2, 2011 from 16.5% for the thirteen weeks ended April 3, 2010.

General and administrative expenses increased $2.2 million due in part to compensation expenses for new positions, increased incentive provisions tied to performance, professional fees related to being a public company, additional stock-based compensation from equity grants issued in October 2010, and information technology expenses associated with enhancing the functionality of our recently upgraded systems which support our direct business and our point-of-sale software system. As a percentage of net revenues, general and administrative expenses increased to 6.8% for the thirteen weeks ended April 2, 2011 from 4.9% for the thirteen weeks ended April 3, 2010.

As a percentage of net revenues, selling, general and administrative expenses was 22.6% for the thirteen weeks ended April 2, 2011 and 21.4% for the thirteen weeks ended April 3, 2010 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization increased $86,000, or 7.7%, for the thirteen weeks ended April 2, 2011 from the thirteen weeks ended April 3, 2010. As a percentage of net revenues, depreciation and amortization decreased 30 basis points for the thirteen weeks ended April 2, 2011 from the thirteen weeks ended April 3, 2010, as a result of an increase of our comparable store sales.

Interest (Income) Expense, Net

Interest expense, net, for the thirteen weeks ended April 3, 2010, relates to interest expense on our term loan facilities of our senior credit facility.  In October 2010, we repaid all amounts owed under the term loan facilities of our senior credit facility using net proceeds from our initial public offering.  The senior credit facility was subsequently terminated.

Provision for Income Taxes

Provision for income taxes increased $1.5 million for the thirteen weeks ended April 2, 2011 from the thirteen weeks ended April 3, 2010, which was attributable to a $3.5 million increase in income before income taxes in addition to an effective tax rate increase of 220 basis points to 39.0% in the thirteen weeks ended April 2, 2011 from 36.8% in the thirteen weeks ended April 3, 2010.  The basis point increase was due primarily to an increase in income before income taxes in addition to the non-deductibility of statutory stock-based compensation granted in October 2010.

Net Income

Net income increased $2.0 million for the thirteen weeks ended April 2, 2011 from the thirteen weeks ended April 3, 2010 due to the factors discussed above.

Liquidity and Capital Resources

Our primary source of liquidity is currently cash flows from operations. As described below, we are currently in negotiations for a revolving credit facility that we expect will be effective in fiscal year 2011.  Our primary cash needs are for capital expenditures in connection with opening new stores, remodeling or relocating existing stores, distributing our catalogs, operating our website and the additional working capital required for running our operations. Cash is also required for investment in our information technology systems, maintenance of existing facilities and distribution facility enhancements, when required. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade accounts payable and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 60 days to pay our merchandise vendors, depending on the applicable vendor terms.

Our ability to fund our cash flow needs depends largely on our future operating performance. We assess future operating performance by looking at a number of metrics, primarily our net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, and selling, general and administrative expenses. Our liquidity position is directly affected by these performance metrics.

On February 16, 2011, we completed a secondary offering of 5,703,764 shares of our common stock priced at $16.50 per share.  We sold 100,000 new shares of common stock in the offering, and the selling shareholders sold 5,603,764 shares in the offering, including 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses payable by us.

Our cash and cash equivalents balance increased $8.9 million to $25.1 million as of April 2, 2011, from $16.2 million as of January 1, 2011. Components of this change in cash for the thirteen weeks ended April 2, 2011, as well as the change for the thirteen weeks ended April 3, 2010, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
	(in thousands)
	(unaudited)
Provided by operating activities	$8,529	$6,746
Used in investing activities	(1,538)	(750)
Provided by (used in) financing activities	1,915	(1,250)
Increase in cash / cash equivalents	$8,906	$4,746

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements, as summarized in following table:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
	(in thousands)
	(unaudited)
Net income	$5,415	$3,389
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	45	1,375
Excess tax benefits from stock-based compensation	(834)	—
Inventories, net of merchandise payables	1,014	1,975
Accrued expenses and other current liabilities	(1,383)	(2,177)
Income taxes	1,226	597
Other liabilities	1,681	873
Other working capital components and non-cash charges	1,365	714
Net cash provided by operating activities	$8,529	$6,746

Net cash provided by operating activities increased $1.8 million to $8.5 million during the thirteen weeks ended April 2, 2011 as compared to $6.7 million for the thirteen weeks ended April 3, 2010. This increase was attributable to a $2.0 million increase in net income, a $794,000 decrease in cash outflow from accrued expenses and other current liabilities, a $808,000 decrease in cash outflow from other liabilities primarily due to increased deferred rent, and a $651,000 decrease in our other working capital requirements and non-cash charges offset by a $1.5 million increase in cash outflow from income tax accounts and a $961,000 increase in our requirements for inventory, net of merchandise accounts payable. The increase in our cash requirements for inventory, net of merchandise accounts payable, was principally due to the increase in the number of stores.

Investing Activities

Investing activities consist primarily of capital expenditures for new and existing stores, as well as our investment in information technology:

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
	(in thousands)
	(unaudited)
Capital expenditures (excluding tenant allowances)	$(786)	$(404)
Tenant allowances	(752)	(346)
Net cash used in investing activities	$(1,538)	$(750)

For the thirteen weeks ended April 2, 2011, capital expenditures, excluding tenant allowances, increased $382,000 as compared to the thirteen weeks ended April 3, 2010.  This increase was primarily attributable to capital expenditures related to enhancing the functionality of our recently upgraded point-of-sale software system and new store construction.

Financing Activities

Financing activities have historically consisted of borrowings and payments on our senior credit facility.  We repaid all amounts owed on our senior credit facility in October 2010 using net proceeds from our initial public offering. Subsequently, the senior credit facility was terminated.

	Thirteen Weeks Ended
	April 2,	April 3,
	2011	2010
	(in thousands)
	(unaudited)
Principal payments on long-term debt	$—	$(1,250)
Proceeds from common stock offering, net of issuance costs	1,074	—
Proceeds from exercise of stock options	7	—
Excess tax benefits of stock-based compensation	834	—
Net cash provided by (used in) financing activities	$1,915	$(1,250)

On February 16, 2011, we completed a secondary offering of 5,703,764 shares of our common stock priced at $16.50 per share.  We sold 100,000 new shares of common stock in the offering, and the selling shareholders sold 5,603,764 shares in the offering, including 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by us.  In the thirteen weeks ended April 3, 2010, we paid $1.3 million of scheduled quarterly principal repayments on our senior credit facility.

Senior Credit Facility

We are in negotiations for a five-year, $15 million senior secured revolving credit facility which includes an option by us to expand the facility by an additional $5 million.  Interest is expected to accrue based upon a reference index rate plus a fixed margin and have prevailing market terms and conditions.  We anticipate this senior secured revolving credit facility will be effective in fiscal year 2011. There is no guarantee that such a facility will be entered into on commercially reasonable terms or at all.

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

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, net, impairment of long-lived assets, goodwill, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

New Accounting Standards

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are in negotiations for a five-year, $15 million senior secured revolving credit facility which includes an option by us to expand the facility by an additional $5 million.  Interest is expected to accrue based upon a reference index rate plus a fixed margin and have prevailing market terms and conditions.  We anticipate this senior secured revolving credit facility will be effective in fiscal year 2011.  Consequently, our principal market risk will relate to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters will have a material adverse effect on our business, financial statements or disclosures.

ITEM 1A.                                            RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     (REMOVED AND RESERVED)

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

Date: May 17, 2011

BODY CENTRAL CORP.

By:	/s/ B. Allen Weinstein
B. Allen Weinstein
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Richard L. Walters
Richard L. Walters
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)