Form 10-Q
period 2011-07-02
BODY CENTRAL CORP
filed 2011-08-16
CIK 1379246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of August 15, 2011 was 15,857,235 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known risks, uncertainties and other factors that are in some cases beyond our control.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•      our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•      our ability to execute successfully our growth strategy;

•      changes in consumer spending and general economic conditions;

•      changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•      our new stores or existing stores achieving sales and operating levels consistent with our expectations;

•      the success of the malls and shopping centers in which our stores are located;

•      our dependence on a strong brand image;

•      our direct business growing consistently with our growth strategy;

•      our information technology systems supporting our business;

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

•      our maintaining effective internal controls; and

•      our ability to protect our trademarks or other intellectual property rights.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	July 2,	January 1,	July 3,
	2011	2011	2010
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$29,229	$16,202	$8,535
Accounts receivable	741	1,258	1,105
Inventories	18,079	18,369	15,864
Prepaid expenses and other current assets	3,475	3,933	4,233
Deferred tax asset, current	1,974	1,425	1,167
Total current assets	53,498	41,187	30,904
Property and equipment, net of accumulated depreciation and amortization of $17,617, $15,627 and $14,341	19,318	17,071	16,414
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $3,370, $3,077 and $2,747	16,835	17,128	17,458
Other assets	102	102	106
Total assets	$111,261	$96,996	$86,390
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$14,482	$14,880	$12,852
Accrued expenses and other current liabilities	12,610	14,605	13,866
Current portion of long-term debt	—	—	5,750
Total current liabilities	27,092	29,485	32,468
Other liabilities	6,887	5,149	5,887
Deferred tax liability, long-term	4,598	4,220	1,886
Long-term debt, less current portion	—	—	27,018
Total liabilities	38,577	38,854	67,259
Commitments and contingencies
Redeemable preferred stock
Preferred stock, Series D, $0.001 par value, no shares authorized, issued or outstanding	—	—	—
Preferred stock, Series C, $0.001 par value, no shares authorized, issued or outstanding as of July 2, 2011, and January 1, 2011; 30,000 shares authorized, issued and outstanding as of July 3, 2010	—	—	3,494
Preferred stock, Series A, $0.001 par value, no shares authorized, issued or outstanding as of July 2, 2011, and January 1, 2011; 325,000 shares authorized, 308,820 shares issued and outstanding as of July 3, 2010	—	—	31,080
Preferred stock, Series B, $0.001 par value, no shares authorized, issued or outstanding as of July 2, 2011, and January 1, 2011; 175,000 shares authorized, 158,386 shares issued and outstanding as of July 3, 2010	—	—	15,540
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,816,541 shares issued and outstanding as of July 2, 2011; 150,000,000 shares authorized, 15,405,677 shares issued and outstanding as of January 1, 2011; 19,053,345 shares authorized, 203,235 shares issued and outstanding as of July 3, 2010	16	15	—
Additional paid-in capital	89,304	85,496	477
Accumulated deficit	(16,636)	(27,369)	(31,460)
Total stockholders’ equity (deficit)	72,684	58,142	(30,983)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$111,261	$96,996	$86,390

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net revenues	$74,670	$61,172	$148,654	$119,345
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	48,619	41,191	95,870	79,590
Gross profit	26,051	19,981	52,784	39,755
Selling, general and administrative expenses	16,695	14,180	33,396	26,617
Depreciation and amortization	1,270	1,155	2,473	2,272
Income from operations	8,086	4,646	16,915	10,866
Interest (income) expense, net of interest expense (income)	(7)	865	(12)	1,787
Other (income), net of other expense (income)	(122)	7	(166)	(56)
Income before income taxes	8,215	3,774	17,093	9,135
Provision for income taxes	2,897	1,443	6,360	3,415
Net income	$5,318	$2,331	$10,733	$5,720

Net income per common share:
Basic	$0.34	$11.29	$0.68	$27.78
Diluted	$0.33	$0.19	$0.66	$0.46

Weighted-average common shares outstanding:
Basic	15,816,541	203,235	15,794,562	203,235
Diluted	16,181,665	12,581,893	16,144,142	12,411,266

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$10,733	$5,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,473	2,272
Deferred income taxes	(171)	(208)
Excess tax benefits from stock-based compensation	(1,850)	—
Stock-based compensation	494	263
Loss on disposal of property and equipment	6	56
Changes in assets and liabilities:
Accounts receivable	517	(195)
Inventories	290	(2,966)
Prepaid expenses and other current assets	458	127
Other assets	—	11
Accounts payable	(398)	3,773
Accrued expenses and other current liabilities	(760)	(313)
Income taxes	617	190
Other liabilities	1,753	1,540
Net cash provided by operating activities	14,162	10,270
Cash flows from investing activities
Purchases of property and equipment	(4,449)	(3,479)
Net cash used in investing activities	(4,449)	(3,479)

Cash flows from financing activities
Principal payments on long-term debt	—	(5,482)
Proceeds from common stock offering, net of issuance costs	1,074	—
Proceeds from exercise of stock options	390	—
Excess tax benefits from stock-based compensation	1,850	—
Net cash provided by (used in) financing activities	3,314	(5,482)
Net increase in cash and cash equivalents	13,027	1,309

Cash and cash equivalents
Beginning of year	16,202	7,226
End of period	$29,229	$8,535

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

Principles of Consolidation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting primarily normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year End

The Company’s fiscal year is the fifty-two or fifty-three weeks ending on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week and twenty-six week periods ended July 2, 2011 and July 3, 2010.

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

New Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (ASC) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The new guidance requires disclosures of transfers in and out of Level 1 and 2 fair value measurements, including a description of the reason for the transfer. The new guidance also calls for disclosures about the activity in Level 3 measurements by separately presenting information on purchases, sales, issuances and settlements on a gross basis rather than a single net number. The guidance also clarifies 1) the level of disaggregation that should be used in completing disclosures about fair value measurements and 2) the disclosures required in describing the inputs and valuation techniques used for both nonrecurring and recurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which became effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. The amended guidance requires most entities present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements or disclosures.

Reclassification

A reclassification has been made to the thirteen weeks and twenty-six weeks ended July 3, 2010 Consolidated Financial Statements in order to conform to the presentation for the thirteen weeks and twenty-six weeks ended July 2, 2011.

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

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

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

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market securities:
July 2, 2011	$24,359	$24,359	$—	$—
January 1, 2011	$11,084	$11,084	$—	$—
July 3, 2010	$4,048	$4,048	$—	$—

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the Consolidated Balance Sheets.

3.         Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 35.3% and 38.2% for the thirteen weeks ended July 2, 2011 and July 3, 2010, respectively, and 37.2% and 37.4% for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively. In May 2011, certain employee stock options designated as incentive stock options were exchanged for stock options designated as nonqualified stock options with the same terms and conditions.  Accordingly, the Company established a deferred tax asset on the cumulative stock-based compensation of the exchanged stock options.

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

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

4.         Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $233,000 and $231,000 for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively, related to this lease.

5.         Stockholders’ Equity (Deficit)

Common Stock

On May 25, 2011, the Company amended and restated the Company’s Third Amended and Restated Certificate of Incorporation to reduce its total number of authorized shares of common stock to 45 million shares, par value $0.001 per share.

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

Stock-Based Compensation Plan

On March 22, 2011, the Company’s Board of Directors approved, subject to stockholder approval, an amendment and restatement of the Company’s Amended and Restated 2006 Equity Plan (the “Plan”).  On May 25, 2011, the Company’s stockholders approved the amendment and restatement to the Plan.  The amended and restated Plan permits up to 250,000 of the remaining 1,335,345 shares of common stock reserved for future issuance as of July 2, 2011 under the Plan to be issued in the form of restricted stock awards and will allow certain awards under the Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, if the compensation committee of the Company’s board of directors chooses to qualify the awards in other respects.

Stock-based compensation expense of $494,000 and $263,000 for the twenty-six weeks ended July 2, 2011 and July 3, 2010, respectively, is included in selling, general and administrative expenses and cost of goods sold on the Company’s Consolidated Statements of Operations. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the twenty-six weeks ended July 2, 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option term (1)	6.25 years
Expected volatility factor (2)	68.2%
Risk-free interest rate (3)	2.3%
Expected annual dividend yield	0%

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

(1)   Since there was not sufficient historical information for grants with similar terms, the simplified or “plain-vanilla” method of estimating option life was utilized.

(2)   The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies’ common stock over the most recent period equal to the expected option life of the grant.

(3)   The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same term as the option as of the grant date.

There were no awards of stock options during the twenty-six weeks ended July 3, 2010.

A summary of stock option information for the twenty-six weeks ended July 2, 2011 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding as of January 1, 2011	1,094,094	$3.06
Granted	33,500	20.65
Exercised	(344,188)	2.74
Forfeited	—	—
Outstanding as of July 2, 2011	783,406	$5.89	8.0 years
Exercisable as of July 2, 2011	250,509	$3.58	7.2 years

The aggregate intrinsic value of outstanding and exercisable options awards, representing the excess of the average market price of the Company’s stock on July 2, 2011 over the exercise price, multiplied by the applicable number of in-the-money options, was $5.1 million, at July 2, 2011.  All of the stock options exercisable as of July 2, 2011 were in-the-money.

A summary of the status of nonvested options awards as of July 2, 2011 and changes during the twenty-six weeks ended July 2, 2011, are presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of January 1, 2011	607,335	$2.76
Granted	33,500	13.10
Vested	(107,938)	1.08
Forfeited	—	—
Nonvested as of July 2, 2011	532,897	$3.75

Total compensation cost related to nonvested stock option awards not yet recognized was $1.2 million as of July 2, 2011, and is expected to be recognized over a weighted average remaining period of 1.5 years.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

Restricted Stock Awards

On May 25, 2011, the Company granted an aggregate of 5,400 restricted shares of its common stock to certain directors of the Company with a fair value of $25.00 per granted share.  The restricted stock awards vest in full on the first anniversary of the grant.  As of July 2, 2011, unrecognized compensation expense of $121,000 related to non-vested restricted stock awards is expected to be recognized over the next 0.9 years.

6.         Income Per Common Share

Basic income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted income per common share includes the determinants of basic income per common share plus the additional dilution for all potentially dilutive stock-based compensation awards and convertible preferred stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing income per common share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net income as reported	$5,318	$2,331	$10,733	$5,720
Less: Preferred stock dividends declared	—	(37)	—	(75)
Net income attributable to common shareholders	$5,318	$2,294	$10,733	$5,645

Weighted average basic common shares	15,816,541	203,235	15,794,562	203,235
Impact of dilutive securities:
Stock options	365,124	509,549	349,104	338,922
Restricted stock	—	—	476	—
Convertible securities	—	11,869,109	—	11,869,109
Weighted average dilutive common shares	16,181,665	12,581,893	16,144,142	12,411,266

Per common share:
Basic income per common share	$0.34	$11.29	$0.68	$27.78
Diluted income per common share	$0.33	$0.19	$0.66	$0.46

As part of the Company’s initial public offering on October 14, 2010, the Company’s convertible Series A and Series B preferred stock were converted to 11,869,109 shares of the Company’s common stock.  Equity awards to purchase 33,500 shares of common stock for the thirteen weeks and twenty-six weeks ended July 2, 2011, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.  All outstanding equity awards to purchase common stock were included in the computation of weighted average diluted common shares amounts for the thirteen and twenty-six week periods ended July 3, 2010.

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

Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest regions of the United States. In the thirteen weeks ended July 2, 2011, we opened seven stores and closed none.  As of July 2, 2011, we had 221 stores with an average size of approximately 4,305 square feet.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and other expenses related to operations at our corporate headquarters and store operations. These expenses generally do not vary proportionally with net revenues. As a result, selling, general and administrative expenses as a percentage of net revenues are usually higher in lower volume periods and usually lower in higher volume periods. The components of our selling, general and administrative expenses may not be comparable to those of other retailers. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth, continuing growth in our direct business and, in part, due to additional legal, accounting, insurance and other expenses that we will incur as a result of becoming a public company. Among other things, compliance with the Sarbanes-Oxley Act and related rules and regulations have and are expected to continue to result in significant additional legal and accounting costs.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.1	67.3	64.5	66.7
Gross profit	34.9	32.7	35.5	33.3
Selling, general and administrative expenses	22.4	23.2	22.5	22.3
Depreciation and amortization	1.7	1.9	1.7	1.9
Income from operations	10.8	7.6	11.4	9.1
Interest (income) expense, net	(0.0)	1.4	(0.0)	1.5
Other (income) expense, net	(0.2)	0.0	(0.1)	(0.0)
Income before income taxes	11.0	6.2	11.5	7.7
Provision for income taxes	3.9	2.4	4.3	2.9
Net income	7.1%	3.8%	7.2%	4.8%

Operating Data (unaudited):
Stores:
Comparable store sales change	14.7%	9.4%	15.4%	13.5%
Number of stores open at end of period	221	199	221	199
Sales per gross square foot (in whole dollars)	$68	$59	$134	$116
Average square feet per store	4,305	4,289	4,305	4,289
Total gross square feet at end of period (in thousands)	951	853	951	853
Direct:
Number of catalogs circulated (in thousands)	6,780	7,561	14,945	14,146
Revenue per catalog (in whole dollars)	$1.49	$1.47	$1.39	$1.46

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2,	July 3,	July 2,	July 3,
	2011	2010	2011	2010

Stores at beginning of period	214	185	209	185
Stores opened during period	7	15	12	17
Stores closed during period	—	(1)	—	(3)
Stores at end of period	221	199	221	199

Thirteen Weeks Ended July 2, 2011 Compared to the Thirteen Weeks Ended July 3, 2010

	Thirteen Weeks Ended
	July 2,		July 3,
	2011		2010		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$74,670	100.0%	$61,172	100.0%	$13,498	22.1%
Cost of goods sold	48,619	65.1	41,191	67.3	7,428	18.0
Gross profit	26,051	34.9	19,981	32.7	6,070	30.4
Selling, general and administrative expenses	16,695	22.4	14,180	23.2	2,515	17.7
Depreciation and amortization	1,270	1.7	1,155	1.9	115	10.0
Income from operations	8,086	10.8	4,646	7.6	3,440	74.0
Interest (income) expense, net	(7)	—	865	1.4	(872)	(100.8)
Other (income) expense, net	(122)	(0.2)	7	—	(129)	(1,842.9)
Income before income taxes	8,215	11.0	3,774	6.2	4,441	117.7
Provision for income taxes	2,897	3.9	1,443	2.4	1,454	100.8
Net income	$5,318	7.1%	$2,331	3.8%	$2,987	128.1%

Operating Data (unaudited):
Revenues:
Stores	$64,558	86.5%	$50,046	81.8%	$14,512	29.0%
Direct	10,112	13.5	11,126	18.2	(1,014)	(9.1)
Net revenues	$74,670	100.0%	$61,172	100.0%	$13,498	22.1%

Net Revenues

Net revenues increased by $13.5 million, or 22.1%, for the thirteen weeks ended July 2, 2011, from the thirteen weeks ended July 3, 2010.

Store sales increased $14.5 million, or 29.0%, for the thirteen weeks ended July 2, 2011, from the thirteen weeks ended July 3, 2010. The increase in store sales resulted in part from a 10.8% increase in the number of customer transactions, driven in part by 22 new store openings, net of store closings, since July 3, 2010. Comparable store sales increased $7.0 million, or 14.7%, for the thirteen weeks ended July 2, 2011, compared to an increase of 9.4% for the thirteen weeks ended July 3, 2010. Non-comparable store sales increased $7.5 million for the thirteen weeks ended July 2, 2011, compared to the thirteen weeks ended July 3, 2010. There were 183 comparable stores and 38 non-comparable stores open during the thirteen weeks ended July 2, 2011.

Direct sales, including shipping and handling fees, from our direct business decreased $1.0 million, or 9.1%, for the thirteen weeks ended July 2, 2011, as compared to the thirteen weeks ended July 3, 2010, due to a decrease in the number of catalogs circulated partially offset by an increase in average revenue per catalog.

Gross Profit

Gross profit increased $6.1 million, or 30.4%, for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010.  As a percentage of net revenues, gross profit margin increased by 220 basis points for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010. This increase was attributable to a 250 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in store sales, partially offset by a 30 basis point decrease in merchandise margin.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $2.5 million, or 17.7%, for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010. This increase resulted in part from a $1.5 million increase in store operating expenses due primarily to our store growth. As a percentage of net revenues, store operating expenses decreased to 15.9% for the thirteen weeks ended July 2, 2011 from 16.9% for the thirteen weeks ended July 3, 2010.

General and administrative expenses increased $1.0 million for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010 due in part to compensation expenses for new positions, increased incentive provisions tied to performance, professional fees related to being a public company and additional stock-based compensation from equity grants. As a percentage of net revenues, general and administrative expenses increased to 6.5% for the thirteen weeks ended July 2, 2011 from 6.3% for the thirteen weeks ended July 3, 2010.

As a percentage of net revenues, selling, general and administrative expenses were 22.4% for the thirteen weeks ended July 2, 2011 and 23.2% for the thirteen weeks ended July 3, 2010 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization increased $115,000, or 10.0%, for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010. As a percentage of net revenues, depreciation and amortization decreased 20 basis points for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010, as a result of an increase of our comparable store sales.

Interest (Income) Expense, Net

Interest expense, net, for the thirteen weeks ended July 3, 2010, relates to interest expense on our term loan facilities of our senior credit facility.  In October 2010, we repaid all amounts owed under the term loan facilities of our senior credit facility using net proceeds from our initial public offering.  The senior credit facility was subsequently terminated.

Provision for Income Taxes

Provision for income taxes increased $1.5 million for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010, which was attributable to a $4.4 million increase in income before income taxes partially offset by an effective tax rate decrease of 290 basis points to 35.3% in the thirteen weeks ended July 2, 2011 from 38.2% in the thirteen weeks ended July 3, 2010.  In May 2011, certain employee stock options designated as incentive stock options were exchanged for stock options designated as nonqualified stock options with the same terms and conditions.  Accordingly, the Company established a deferred tax asset on the cumulative stock-based compensation of the exchanged stock options.

Net Income

Net income increased $3.0 million for the thirteen weeks ended July 2, 2011 from the thirteen weeks ended July 3, 2010 due to the factors discussed above.

Twenty-Six Weeks Ended July 2, 2011 Compared to the Twenty-Six Weeks Ended July 3, 2010

	Twenty-Six Weeks Ended
	July 2,		July 3,
	2011		2010		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$148,654	100.0%	$119,345	100.0%	$29,309	24.6%
Cost of goods sold	95,870	64.5	79,590	66.7	16,280	20.5
Gross profit	52,784	35.5	39,755	33.3	13,029	32.8
Selling, general and administrative expenses	33,396	22.5	26,617	22.3	6,779	25.5
Depreciation and amortization	2,473	1.7	2,272	1.9	201	8.8
Income from operations	16,915	11.4	10,866	9.1	6,049	55.7
Interest (income) expense, net	(12)	—	1,787	1.5	(1,799)	(100.7)
Other income, net	(166)	(0.1)	(56)	—	(110)	196.4
Income before income taxes	17,093	11.5	9,135	7.7	7,958	87.1
Provision for income taxes	6,360	4.3	3,415	2.9	2,945	86.2
Net income	$10,733	7.2%	$5,720	4.8%	$5,013	87.6%

Operating Data (unaudited):
Revenues:
Stores	$127,879	86.0%	$98,657	82.7%	$29,222	29.6%
Direct	20,775	14.0	20,688	17.3	87	0.4
Net revenues	$148,654	100.0%	$119,345	100.0%	$29,309	24.6%

Net Revenues

Net revenues increased by $29.3 million, or 24.6%, for the twenty-six weeks ended July 2, 2011, from the twenty-six weeks ended July 3, 2010.

Store sales increased $29.2 million, or 29.6%, for the twenty-six weeks ended July 2, 2011, from the twenty-six weeks ended July 3, 2010. The increase in store sales resulted in part from a 11.0% increase in the number of customer transactions, driven in part by 22 new store openings, net of store closings, since July 3, 2010. Comparable store sales increased $14.7 million, or 15.4%, for the twenty-six weeks ended July 2, 2011, compared to an increase of 13.5% for the twenty-six weeks ended July 3, 2010. Non-comparable store sales increased $14.5 million for the twenty-six weeks ended July 2, 2011, compared to the twenty-six weeks ended July 3, 2010. There were 182 comparable stores and 39 non-comparable stores open during the twenty-six weeks ended July 2, 2011.

Direct sales, including shipping and handling fees, from our direct business increased $87,000, or 0.4%, for the twenty-six weeks ended July 2, 2011, as compared to the twenty-six weeks ended July 3, 2010, as a result of an increase in the number of catalogs circulated partially offset by a decrease in average revenue per catalog.

Gross Profit

Gross profit increased $13.0 million, or 32.8%, for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010.  As a percentage of net revenues, gross profit margin increased by 220 basis points for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010. This increase was attributable to a 230 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in store sales, partially offset by a 10 basis point decrease in merchandise margin.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $6.8 million, or 25.5%, for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010. This increase resulted in part from a $3.6 million increase in store operating expenses due primarily to our store growth. As a percentage of net revenues, store operating expenses decreased to 15.8% for the twenty-six weeks ended July 2, 2011 from 16.7% for the twenty-six weeks ended July 3, 2010.

General and administrative expenses increased $3.2 million for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010 due in part to compensation expenses for new positions, increased incentive provisions tied to performance, professional fees related to being a public company, additional stock-based compensation from equity grants, and information technology expenses associated with enhancing the functionality of our recently upgraded systems which support our direct business and our point-of-sale software system. As a percentage of net revenues, general and administrative expenses increased to 6.7% for the twenty-six weeks ended July 2, 2011 from 5.6% for the twenty-six weeks ended July 3, 2010.

As a percentage of net revenues, selling, general and administrative expenses were 22.5% for the twenty-six weeks ended July 2, 2011 and 22.3% for the twenty-six weeks ended July 3, 2010 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization increased $201,000, or 8.8%, for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010. As a percentage of net revenues, depreciation and amortization decreased 20 basis points for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010, as a result of an increase of our comparable store sales.

Interest (Income) Expense, Net

Interest expense, net, for the twenty-six weeks ended July 3, 2010, relates to interest expense on our term loan facilities of our senior credit facility.  In October 2010, we repaid all amounts owed under the term loan facilities of our senior credit facility using net proceeds from our initial public offering.  The senior credit facility was subsequently terminated.

Provision for Income Taxes

Provision for income taxes increased $2.9 million for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010, which was attributable to a $8.0 million increase in income before income taxes partially offset by an effective tax rate decrease of 20 basis points to 37.2% in the twenty-six weeks ended July 2, 2011 from 37.4% in the twenty-six weeks ended July 3, 2010.  In May 2011, certain employee stock options designated as incentive stock options were exchanged for stock options designated as nonqualified stock options with the same terms and conditions.  Accordingly, the Company established a deferred tax asset on the cumulative stock-based compensation of the exchanged stock options.

Net Income

Net income increased $5.0 million for the twenty-six weeks ended July 2, 2011 from the twenty-six weeks ended July 3, 2010 due to the factors discussed above.

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

Our cash and cash equivalents balance increased $13.0 million to $29.2 million as of July 2, 2011, from $16.2 million as of January 1, 2011. Components of this change in cash for the twenty-six weeks ended July 2, 2011, as well as the change for the twenty-six weeks ended July 3, 2010, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2011	2010
	(in thousands)
	(unaudited)
Provided by operating activities	$14,162	$10,270
Used in investing activities	(4,449)	(3,479)
Provided by (used in) financing activities	3,314	(5,482)
Increase in cash / cash equivalents	$13,027	$1,309

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements, as summarized in following table:

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2011	2010
	(in thousands)
	(unaudited)
Net income	$10,733	$5,720
Adjustments to reconcile net income to net cash provided by operating activities:
Inventories, net of merchandise payables	(108)	807
Other working capital components and non-cash charges	3,537	3,743
Net cash provided by operating activities	$14,162	$10,270

Net cash provided by operating activities increased $3.9 million to $14.2 million during the twenty-six weeks ended July 2, 2011 as compared to $10.3 million for the twenty-six weeks ended July 3, 2010. This increase was attributable to a $5.0 million increase in net income offset by a $915,000 increase in our requirements for inventory, net of merchandise accounts payable, and a $206,000 increase in our other working capital requirements and non-cash charges. The increase in our cash requirements for inventory, net of merchandise accounts payable, was principally due to the increase in the number of stores.

Investing Activities

Investing activities consist primarily of capital expenditures for new and existing stores, as well as our investment in information technology:

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2011	2010
	(in thousands)
	(unaudited)
Capital expenditures (excluding tenant allowances)	$(2,142)	$(1,718)
Tenant allowances	(2,307)	(1,761)
Net cash used in investing activities	$(4,449)	$(3,479)

For the twenty-six weeks ended July 2, 2011, capital expenditures, excluding tenant allowances, increased $424,000 as compared to the twenty-six weeks ended July 3, 2010.  This increase was primarily attributable to capital expenditures related to upgrading our systems that support our direct business and higher per store construction costs.  The higher per store construction costs are partially offset by increased tenant allowances.

Financing Activities

Financing activities have historically consisted of borrowings and payments on our senior credit facility.  We repaid all amounts owed on our senior credit facility in October 2010 using net proceeds from our initial public offering. Subsequently, the senior credit facility was terminated.

	Twenty-Six Weeks Ended
	July 2,	July 3,
	2011	2010
	(in thousands)
	(unaudited)
Principal payments on long-term debt	$—	$(5,482)
Proceeds from common stock offering, net of issuance costs	1,074	—
Proceeds from exercise of stock options	390	—
Excess tax benefits of stock-based compensation	1,850	—
Net cash provided by (used in) financing activities	$3,314	$(5,482)

On February 16, 2011, we completed a secondary offering of 5,703,764 shares of our common stock priced at $16.50 per share.  We sold 100,000 new shares of common stock in the offering, and the selling shareholders sold 5,603,764 shares in the offering, including 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by us.  In the twenty-six weeks ended July 3, 2010, we paid $2.5 million of scheduled quarterly principal repayments on our senior credit facility in addition to an additional $3.0 million principle repayment based on our operating results for fiscal year 2009.

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

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position, net cash provided by operating activities, availability under an anticipated new revolving credit facility as well as net proceeds from our secondary common stock offering in February 2011 will be adequate to finance our working capital needs and planned capital expenditures for at least the next 12 months.  Planned capital expenditures for fiscal year 2011 include expenditures for an expected 30 to 33 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which includes investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.

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

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. The amended guidance requires most entities present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s financial statements or disclosures.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal market risk will relate to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets, if we enter into an anticipated senior secured revolving credit facility and actually draw down on such facility.

We source from U.S. vendors which place orders and supply merchandise to us from both U.S. manufacturers and foreign manufacturers.  We contract for and settle all purchases in U.S. dollars. Thus, we consider the effect of currency rate changes to be indirect and we believe the effect of a major shift in currency exchange rates on short-term results would not materially affect our results of operations or cash flows. Over a longer period, the cumulative year-to-year impact of such changes could be significant, albeit indirectly, through increased charges in U.S. dollars from our vendors that source their products internationally.

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
101

Interactive data files from Body Central Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2011

BODY CENTRAL CORP.

By:	/s/ B. Allen Weinstein
B. Allen Weinstein
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Richard L. Walters
Richard L. Walters
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)