Form 10-Q
period 2011-10-01
BODY CENTRAL CORP
filed 2011-11-15
CIK 1379246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

or

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

The number of shares outstanding of the registrant’s common stock as of November 11, 2011 was 16,004,235 shares.

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	October 1,	January 1,	October 2,
	2011	2011	2010
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$31,749	$16,202	$5,823
Accounts receivable	1,024	1,258	842
Inventories	20,631	18,369	17,180
Prepaid expenses and other current assets	5,312	3,933	3,120
Deferred tax asset, current	1,925	1,425	1,167
Total current assets	60,641	41,187	28,132
Property and equipment, net of accumulated depreciation and amortization of $18,676, $15,627 and $15,403	19,861	17,071	17,367
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $3,517, $3,077 and $2,930	16,688	17,128	17,275
Other assets	111	102	116
Total assets	$118,809	$96,996	$84,398
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$13,801	$14,880	$11,618
Accrued expenses and other current liabilities	15,929	14,605	11,731
Current portion of long-term debt	—	—	6,000
Total current liabilities	29,730	29,485	29,349
Other liabilities	7,785	5,149	5,883
Deferred tax liability, long-term	4,542	4,220	3,083
Long-term debt, less current portion	—	—	25,518
Total liabilities	42,057	38,854	63,833
Commitments and contingencies
Redeemable preferred stock
Preferred stock, Series C, $0.001 par value, no shares authorized, issued or outstanding as of October 1, 2011, and January 1, 2011; 30,000 shares authorized, issued and outstanding as of October 2, 2010	—	—	3,531
Preferred stock, Series A, $0.001 par value, no shares authorized, issued or outstanding as of October 1, 2011, and January 1, 2011; 325,000 shares authorized, 308,820 shares issued and outstanding as of October 2, 2010	—	—	31,080
Preferred stock, Series B, $0.001 par value, no shares authorized, issued or outstanding as of October 1, 2011, and January 1, 2011; 175,000 shares authorized, 158,386 shares issued and outstanding as of October 2, 2010	—	—	15,540
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,911,135 shares issued and outstanding as of October 1, 2011; 150,000,000 shares authorized, 15,405,677 shares issued and outstanding as of January 1, 2011; 19,053,345 shares authorized, 203,235 shares issued and outstanding as of October 2, 2010	16	15	—
Additional paid-in capital	90,524	85,496	531
Accumulated deficit	(13,788)	(27,369)	(30,117)
Total stockholders’ equity (deficit)	76,752	58,142	(29,586)
Total liabilities, redeemable preferred stock and stockholders’ equity	$118,809	$96,996	$84,398

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(in thousands, except share and per share data)

Net revenues	$67,110	$56,943	$215,764	$176,288
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	44,531	38,722	140,401	118,316
Gross profit	22,579	18,221	75,363	57,972
Selling, general and administrative expenses	16,577	14,050	49,974	40,663
Depreciation and amortization	1,342	1,238	3,815	3,510
Income from operations	4,660	2,933	21,574	13,799
Interest (income) expense, net	(2)	794	(14)	2,581
Other (income), net	(39)	(49)	(206)	(105)
Income before income taxes	4,701	2,188	21,794	11,323
Provision for income taxes	1,853	845	8,213	4,260
Net income	$2,848	$1,343	$13,581	$7,063

Net income per common share:
Basic	$0.18	$6.43	$0.86	$34.20
Diluted	$0.18	$0.11	$0.85	$0.56

Weighted-average common shares outstanding:
Basic	15,864,008	203,235	15,703,053	203,235
Diluted	16,166,285	12,768,103	16,008,014	12,597,459

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income	$13,581	$7,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,815	3,510
Deferred income taxes	(178)	1,197
Excess tax benefits from stock-based compensation	(2,420)	—
Stock-based compensation	734	356
Loss on disposal of property and equipment	11	51
Changes in assets and liabilities:
Accounts receivable	235	106
Inventories	(2,261)	(4,282)
Prepaid expenses and other current assets	(1,380)	(481)
Other assets	(9)	5
Accounts payable	(1,079)	2,539
Accrued expenses and other current liabilities	1,559	(285)
Income taxes	2,185	(500)
Other liabilities	2,659	1,544
Net cash provided by operating activities	17,452	10,823
Cash flows from investing activities
Purchases of property and equipment	(6,201)	(5,494)
Net cash used in investing activities	(6,201)	(5,494)
Cash flows from financing activities
Principal payments on long-term debt	—	(6,732)
Proceeds from common stock offering, net of issuance costs	1,142	—
Proceeds from exercise of stock options	734	—
Excess tax benefits from stock-based compensation	2,420	—
Net cash provided by (used in) financing activities	4,296	(6,732)
Net increase (decrease) in cash and cash equivalents	15,547	(1,403)
Cash and cash equivalents
Beginning of year	16,202	7,226
End of period	$31,749	$5,823

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

Principles of Consolidation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 1, 2011, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three weeks ending on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week and thirty-nine week periods ended October 1, 2011 and October 2, 2010.

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

In September 2011, the FASB issued an accounting standards update (“ASU”) intended to simplify how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This ASU becomes effective for fiscal years beginning after December 15, 2011.  The Company has opted for an early adoption of this ASU.  The adoption of this guidance will not have a material impact on the Company’s financial statements or disclosures.

Reclassification

A reclassification has been made to the thirteen weeks and thirty-nine weeks ended October 2, 2010 Consolidated Financial Statements in order to conform to the presentation for the thirteen weeks and thirty-nine weeks ended October 1, 2011.

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

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money market securities:
October 1, 2011	$27,106	$27,106	$—	$—
January 1, 2011	$11,084	$11,084	$—	$—
October 2, 2010	$1,754	$1,754	$—	$—

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the Consolidated Balance Sheets.

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 39.4% and 38.6% for the thirteen weeks ended October 1, 2011 and October 2, 2010, respectively, and 37.7% and 37.6% for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively.  The increase in the effective tax rate for the thirteen-week period ended October 1, 2011 was primarily due to a permanent true up of the 2010 federal and state income tax returns as filed, compared to the estimated tax provision.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when its judgment changes as the result of the evaluation of new information. The Company does not anticipate any significant changes to the unrecognized tax benefits recorded at the balance sheet date within the next twelve months. The Company did not have any uncertain tax provisions recorded in the consolidated financial statements for the thirty-nine weeks ended October 1, 2011 and October 2, 2010.

4.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $350,000 and $346,000 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, related to this lease.

5.                            Leases

The Company’s retail stores and corporate offices are in leased facilities. Lease terms generally range up to ten years and provide for escalations in base rents. The Company does not have obligations to renew the leases. Certain leases provide for contingent rental payments based upon sales.  Most leases also require additional payments covering real estate taxes, common area costs and insurance.

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of October 1, 2011, are as follows:

Fiscal Year	(in thousands)
2011 Remaining	$4,829
2012	$17,179
2013	$14,824
2014	$13,783
2015	$12,457
Thereafter	$23,708
TOTAL	$86,780

6.                            Stockholders’ Equity

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

Stock-Based Compensation Plan

On March 22, 2011, the Company’s Board of Directors approved, subject to stockholder approval, an amendment and restatement of the Company’s Amended and Restated 2006 Equity Plan (the “Plan”).  On May 25, 2011, the Company’s stockholders approved the amendment and restatement to the Plan.  The amended and restated Plan permits up to 250,000 of the remaining 1,240,751 shares of common stock reserved for future issuance as of October 1, 2011 under the Plan to be issued in the form of restricted stock awards and will allow certain awards under the Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, if the compensation committee of the Company’s board of directors chooses to qualify the awards in other respects.

For long-term incentives, the Company’s Board of Directors established an annual equity grant protocol that resulted in an initial grant effective as of September 16, 2011.  The Committee’s initial long-term incentive awards granted to certain executives were roughly two-thirds stock options and one-third time-vested restricted stock.  The stock options and restricted stock will vest over a four-year period.

Stock-based compensation expense of $734,000 and $356,000 for the thirty-nine weeks ended October 1, 2011 and October 2, 2010, respectively, is included in selling, general and administrative expenses and cost of goods sold on the Company’s Consolidated Statements of Operations. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the thirty-nine weeks ended October 1, 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option term (1)	6.25 years
Expected volatility factor (2)	66.1%
Risk-free interest rate (3)	1.5%
Expected annual dividend yield	0%

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

A summary of stock option information for the thirty-nine weeks ended October 1, 2011 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding as of January 1, 2011	1,094,094	$3.06
Granted	140,766	19.66
Exercised	(438,782)	2.92
Forfeited	(30,280)	13.09
Outstanding as of October 1, 2011	765,798	$7.77	8.2
Exercisable as of October 1, 2011	205,693	$3.44	7.4

The aggregate intrinsic value of outstanding and exercisable options awards, representing the excess of the average market price of the Company’s stock on October 1, 2011 over the exercise price multiplied by the applicable number of in-the-money options, was $3.0 million at October 1, 2011.

A summary of the status of nonvested options awards as of October 1, 2011 and changes during the thirty-nine weeks ended October 1, 2011, are presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of January 1, 2011	607,335	$2.76
Granted	140,766	12.00
Vested	(157,716)	1.10
Forfeited	(30,280)	8.36
Nonvested as of October 1, 2011	560,105	$5.25

Total compensation cost related to nonvested stock option awards not yet recognized was $2.0 million as of October 1, 2011, and is expected to be recognized over a weighted average remaining period of 1.6 years.

Restricted Stock Awards

On May 25, 2011, the Company granted an aggregate of 5,400 restricted shares of its common stock to certain directors of the Company with a fair value of $25.00 per restricted share.  The restricted stock awards vest in full on the first anniversary of the grant.

On September 16, 2011, the Company granted 25,304 restricted shares of its common stock to certain executives of the Company with a fair value of $19.76 per granted shares.  The restricted stock awards vest over a four-year period.

As of October 1, 2011, unrecognized compensation expense of $576,000 related to non-vested restricted stock awards is expected to be recognized over the next 1.5 years.

7.                            Income Per Common Share

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

The following table shows the amounts used in computing income per common share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Net income as reported	$2,848	$1,343	$13,581	$7,063
Less: Preferred stock dividends declared	—	(37)	—	(113)
Net income attributable to common shareholders	$2,848	$1,306	$13,581	$6,950

Weighted average basic common shares	15,864,008	203,235	15,703,053	203,235
Impact of dilutive securities:
Stock options	302,277	695,759	304,961	525,115
Restricted stock	—	—		—
Convertible securities	—	11,869,109	—	11,869,109
Weighted average dilutive common shares	16,166,285	12,768,103	16,008,014	12,597,459

Per common share:
Basic income per common share	$0.18	$6.43	$0.86	$34.20
Diluted income per common share	$0.18	$0.11	$0.85	$0.56

As part of the Company’s initial public offering on October 14, 2010, the Company’s convertible Series A and Series B preferred stock were converted to 11,869,109 shares of the Company’s common stock.  Equity awards to purchase 15,000 shares of common stock for the thirteen weeks and thirty-nine weeks ended October 1, 2011, were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.  All outstanding equity awards to purchase common stock were included in the computation of weighted average diluted common shares amounts for the thirteen and thirty-nine week periods ended October 2, 2010.

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

Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest regions of the United States. In the thirteen weeks ended October 1, 2011, we opened five stores and closed none.  As of October 1, 2011, we had 226 stores with an average size of approximately 4,311 square feet.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and other expenses related to operations at our corporate headquarters and store operations. These expenses generally do not vary proportionally with net revenues. As a result, selling, general and administrative expenses as a percentage of net revenues are usually higher in lower volume periods and usually lower in higher volume periods. The components of our selling, general and administrative expenses may not be comparable to those of other retailers. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth, continuing growth in our direct business and, in part, due to additional legal, accounting, insurance and other expenses that we continue to incur as a result of becoming a public company.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.4	68.0	65.1	67.1
Gross profit	33.6	32.0	34.9	32.9
Selling, general and administrative expenses	24.7	24.7	23.2	23.1
Depreciation and amortization	2.0	2.2	1.8	2.0
Income from operations	6.9	5.2	10.0	7.8
Interest (income) expense, net	(0.0)	1.4	(0.0)	1.5
Other (income), net	(0.1)	(0.1)	(0.1)	(0.1)
Income before income taxes	7.0	3.8	10.1	6.4
Provision for income taxes	2.8	1.4	3.8	2.4
Net income	4.2%	2.4%	6.3%	4.0%

Operating Data (unaudited):
Stores:
Comparable store sales change	8.2%	17.6%	13.0%	14.8%
Number of stores open at end of period	226	204	226	204
Sales per gross square foot (in whole dollars)	$63	$58	$194	$170
Average square feet per store	4,311	4,289	4,311	4,289
Total gross square feet at end of period (in thousands)	974	875	974	875
Direct:
Number of catalogs circulated (in thousands)	3,999	4,189	18,944	18,335
Revenue per catalog (in whole dollars)	$1.53	$1.58	$1.42	$1.49

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2011	2010	2011	2010

Stores at beginning of period	221	199	209	185
Stores opened during period	5	5	17	22
Stores closed during period	—	—	—	(3)
Stores at end of period	226	204	226	204

Thirteen Weeks Ended October 1, 2011 Compared to the Thirteen Weeks Ended October 2, 2010

	Thirteen Weeks Ended
	October 1,		October 2,
	2011		2010		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentage
	(Unaudited)
	(Dollars in thousands)
Net revenues	$67,110	100.0%	$56,943	100.0%	$10,167	17.9%
Cost of goods sold	44,531	66.4	38,722	68.0	5,809	15.0
Gross profit	22,579	33.6	18,221	32.0	4,358	23.9
Selling, general and administrative expenses	16,577	24.7	14,050	24.7	2,527	18.0
Depreciation and amortization	1,342	2.0	1,238	2.2	104	8.4
Income from operations	4,660	6.9	2,933	5.2	1,727	58.9
Interest (income) expense, net	(2)	—	794	1.4	(796)	(100.3)
Other (income) expense, net	(39)	(0.1)	(49)	(0.1)	10	(20.4)
Income before income taxes	4,701	7.0	2,188	3.9	2,513	114.9
Provision for income taxes	1,853	2.8	845	1.5	1,008	119.3
Net income	$2,848	4.2%	$1,343	2.4%	$1,505	112.1%

Operating Data (unaudited):
Revenues:
Stores	$60,997	90.9%	$50,323	88.4%	$10,674	21.2%
Direct	6,113	9.1	6,620	11.6	(507)	(7.7)
Net revenues	$67,110	100.0%	$56,943	100.0%	$10,167	17.9%

Net Revenues

Net revenues increased by $10.2 million, or 17.9%, for the thirteen weeks ended October 1, 2011, as compared to the thirteen weeks ended October 2, 2010.

Store sales increased $10.7 million, or 21.2%, for the thirteen weeks ended October 1, 2011, as compared to the thirteen weeks ended October 2, 2010. The increase in store sales was primarily a result of 22 new store openings since October 2, 2010. Comparable store sales increased $4.0 million, or 8.2%, for the thirteen weeks ended October 1, 2011, compared to an increase of 17.6% for the thirteen weeks ended October 2, 2010. Non-comparable store sales increased $6.7 million for the thirteen weeks ended October 1, 2011, compared to the thirteen weeks ended October 2, 2010. There were 194 comparable stores and 32 non-comparable stores open during the thirteen weeks ended October 1, 2011.

Direct sales, including shipping and handling fees, from our direct business decreased $507,000, or 7.7%, for the thirteen weeks ended October 1, 2011, as compared to the thirteen weeks ended October 2, 2010.  Direct sales were down primarily due to reduced distribution of catalogs, reduced revenue per catalog and the delayed distribution of our August 2011 catalog.

Gross Profit

Gross profit increased $4.4 million, or 23.9%, for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010.  As a percentage of net revenues, gross profit margin increased by 160 basis points for the thirteen weeks ended October 1, 2011 from the thirteen weeks ended October 2, 2010.  This increase was attributable to a 90 basis point increase in the merchandise margin and a 70 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $2.5 million, or 18.0%, for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010. This increase resulted in part from a $1.4 million increase in store operating expenses driven primarily by our new store unit growth. As a percentage of net revenues, store operating expenses decreased to 17.9% for the thirteen weeks ended October 1, 2011 as compared to 18.6% for the thirteen weeks ended October 2, 2010.

General and administrative expenses increased $1.1 million for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010 due in part to severance benefits to former employees, compensation expenses for new positions and additional stock-based compensation from equity grants. As a percentage of net revenues, general and administrative expenses increased to 6.8% for the thirteen weeks ended October 1, 2011 as compared to 6.1% for the thirteen weeks ended October 2, 2010.

As a percentage of net revenues, selling, general and administrative expenses remained unchanged at 24.7% for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010.  Selling, general and administrative expenses remained at a constant 24.7% of net revenues as a function of the increased expenses indicated above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $104,000, or 8.4%, for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010.   This increase was primarily due to capital expenditures from new store construction and upgrades to our information technology systems.  As a percentage of net revenues, depreciation and amortization expense decreased 20 basis points for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010.

Interest (Income) Expense, Net

Net interest income for the thirteen weeks ended October 2, 2010 was $2,000.  Net interest expense for the thirteen weeks ended October 2, 2010 was $794,000.  In October 2010, we repaid all amounts owed under the term loan of our senior credit facility using net proceeds from our initial public offering and subsequently terminated the facility.

Provision for Income Taxes

Provision for income taxes increased $1.0 million for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010, which was attributable to a $2.5 million increase in income before income taxes and an 80 basis point increase in the effective tax rate to 39.4% in the thirteen weeks ended October 1, 2011 from 38.6% in the thirteen weeks ended October 2, 2010.

Net Income

Net income increased $1.5 million for the thirteen weeks ended October 1, 2011 as compared to the thirteen weeks ended October 2, 2010 due to the factors discussed above.

Thirty-Nine Weeks Ended October 1, 2011 Compared to the Thirty-Nine Weeks Ended October 2, 2010

	Thirty-Nine Weeks Ended
	October 1,		October 2,
	2011		2010
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentage
	(Unaudited)
	(Dollars in thousands)
Net revenues	$215,764	100.0%	$176,288	100.0%	$39,476	22.4%
Cost of goods sold	140,401	65.1	118,316	67.1	22,085	18.7
Gross profit	75,363	34.9	57,972	32.9	17,391	30.0
Selling, general and administrative expenses	49,974	23.2	40,663	23.1	9,311	22.9
Depreciation and amortization	3,815	1.8	3,510	2.0	305	8.7
Income from operations	21,574	10.0	13,799	7.8	7,775	56.3
Interest (income) expense, net	(14)	—	2,581	1.5	(2,595)	(100.5)
Other income, net	(206)	(0.1)	(105)	(0.1)	(101)	96.2
Income before income taxes	21,794	10.1	11,323	6.4	10,471	92.5
Provision for income taxes	8,213	3.8	4,260	2.4	3,953	92.8
Net income	$13,581	6.3%	$7,063	4.0%	$6,518	92.3%

Operating Data (unaudited):
Revenues:
Stores	$188,876	87.5%	$148,980	84.5%	$39,896	26.8%
Direct	26,888	12.5	27,308	15.5	(420)	(1.5)
Net revenues	$215,764	100.0%	$176,288	100.0%	$39,476	22.4%

Net Revenues

Net revenues increased by $39.5 million, or 22.4%, for the thirty-nine weeks ended October 1, 2011, as compared to the thirty-nine weeks ended October 2, 2010.

Store sales increased $39.9 million, or 26.8%, for the thirty-nine weeks ended October 1, 2011, as compared to the thirty-nine weeks ended October 2, 2010. The increase in store sales resulted from the increase in comparable store sales and 22 new store openings since October 2, 2010.  Comparable store sales increased $18.3 million, or 13.0%, for the thirty-nine weeks ended October 1, 2011, compared to an increase of 14.8% for the thirty-nine weeks ended October 2, 2010. Non-comparable store sales increased $21.6 million for the thirty-nine weeks ended October 1, 2011, compared to the thirty-nine weeks ended October 2, 2010. There were 182 comparable stores and 44 non-comparable stores open during the thirty-nine weeks ended October 1, 2011.

Direct sales, including shipping and handling fees, from our direct business decreased $420,000, or 1.5%, for the thirty-nine weeks ended October 1, 2011, as compared to the thirty-nine weeks ended October 2, 2010.  This decrease was primarily due to reduced revenue per catalog and the delayed distribution of our August 2011 catalog.

Gross Profit

Gross profit increased $17.4 million, or 30.0%, for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010.  As a percentage of net revenues, gross profit margin increased by 200 basis points for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010.   This increase was attributable to a 180 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues and a 20 basis point increase in merchandise margin.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $9.3 million, or 22.9%, for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010. This increase resulted in part from a $5.0 million increase in store operating expenses due primarily to our new store growth. As a percentage of net revenues, store operating expenses decreased to 16.5% for the thirty-nine weeks ended October 1, 2011 as compared to 17.3% for the thirty-nine weeks ended October 2, 2010.

General and administrative expenses increased $4.3 million for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010 due in part to increased incentive provisions tied to performance, professional fees related to being a public company, information technology expenses associated with enhancing the functionality of our recently upgraded systems which support our direct business and our point-of-sale software system, compensation expenses for new positions, severance benefits for former employees and additional stock-based compensation from equity grants.  As a percentage of net revenues, general and administrative expenses increased to 6.7% for the thirty-nine weeks ended October 1, 2011 as compared to 5.8% for the thirty-nine weeks ended October 2, 2010.

As a percentage of net revenues, selling, general and administrative expenses were 23.2% for the thirty-nine weeks ended October 1, 2011 and 23.1% for the thirty-nine weeks ended October 2, 2010 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $305,000, or 8.7%, for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010.   This increase was primarily due to capital expenditures from new store construction and upgrades to our information technology systems.  As a percentage of net revenues, depreciation and amortization expense decreased 20 basis points for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010.

Interest (Income) Expense, Net

Net interest income for the thirty-nine weeks ended October 2, 2011 was $14,000.  Net interest expense for the thirty-nine weeks ended October 2, 2010 was $2.6 million.  In October 2010, we repaid all amounts owed under the term loan of our senior credit facility using net proceeds from our initial public offering and subsequently terminated the facility.

Provision for Income Taxes

Provision for income taxes increased $4.0 million for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010, which was attributable to a $10.5 million increase in income before income taxes and an increase in the effective tax rate of ten basis points to 37.7% in the thirty-nine weeks ended October 1, 2011 from 37.6% in the thirty-nine weeks ended

October 2, 2010.

Net Income

Net income increased $6.5 million for the thirty-nine weeks ended October 1, 2011 as compared to the thirty-nine weeks ended October 2, 2010 due to the factors discussed above.

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

Our cash and cash equivalents balance increased $15.5 million to $31.7 million as of October 1, 2011, from $16.2 million as of January 1, 2011. Components of this change in cash for the thirty-nine weeks ended October 1, 2011, as well as the change for the thirty-nine weeks ended October 2, 2010, are provided below in more detail.

A summary of operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 1,	October 2,	Variance
	2011	2010	Dollars	Percentages
	(in thousands)
	(unaudited)
Provided by operating activities	$17,452	$10,823	$6,629	61.2%
Used in investing activities	(6,201)	(5,494)	(707)	12.9
Provided by (used in) financing activities	4,296	(6,732)	11,028	163.8
Increase in cash / cash equivalents	$15,547	$(1,403)	$16,950	1,208.1%

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements, as summarized in following table:

	Thirty-Nine Weeks Ended
	October 1,	October 2,	Variance
	2011	2010	Dollars	Percentages
	(in thousands)
	(unaudited)
Net income	$13,581	$7,063	$6,518	92.3%
Adjustments to reconcile net income to net cash provided by operating activities:
Inventories, net of merchandise payables	(3,340)	(1,743)	(1,597)	91.6
Other working capital components and non-cash charges	7,211	5,503	1,708	31.0
Net cash provided by operating activities	$17,452	$10,823	$6,629	61.2%

Net cash provided by operating activities increased $6.6 million to $17.4 million during the thirty-nine weeks ended October 1, 2011 as compared to $10.8 million for the thirty-nine weeks ended October 2, 2010. This increase was attributable to a $6.5 million increase in net income offset by a $1.6 million increase in our requirements for inventory, net of merchandise accounts payable, and a $1.7 million decrease in our other working capital requirements and non-cash charges. The increase in our cash requirements for inventory, net of merchandise accounts payable, was principally due to the increase in the number of stores.

Investing Activities

Investing activities consist primarily of capital expenditures for new and existing stores, as well as our investment in information technology:

	Thirty-Nine Weeks Ended
	October 1,	October 2,	Variance
	2011	2010	Dollars	Percentages
	(in thousands)
	(unaudited)
Capital expenditures (excluding tenant allowances)	$(3,112)	$(3,153)	$41	(1.3)%
Tenant allowances	(3,089)	(2,341)	(748)	32.0
Net cash used in investing activities	$(6,201)	$(5,494)	$(707)	12.9%

For the thirty-nine weeks ended October 1, 2011, capital expenditures decreased $41,000 as compared to the thirty-nine weeks ended October 2, 2010.  This decrease was primarily attributable to a reduction in capital expenditures related to upgrading our information technology systems, partially offset by higher per store construction costs. The higher per store construction costs are partially offset by increased tenant allowances.

Financing Activities

Financing activities have historically consisted of borrowings and payments on our senior credit facility.  We repaid all amounts owed on our senior credit facility in October 2010 using net proceeds from our initial public offering and subsequently terminated the facility.

	Thirty-Nine Weeks Ended
	October 1,	October 2,	Variance
	2011	2010	Dollars	Percentages
	(in thousands)
	(unaudited)
Principal payments on long-term debt	$—	$(6,732)	$6,732	(100.0)%
Proceeds from common stock offering, net of issuance costs	1,142	—	1,142	100.0
Proceeds from exercise of stock options	734	—	734	100.0
Excess tax benefits of stock-based compensation	2,420	—	2,420	100.0
Net cash provided by (used in) financing activities	$4,296	$(6,732)	$11,028	163.8%

On February 16, 2011, we completed a secondary offering of 5,703,764 shares of our common stock priced at $16.50 per share.  We sold 100,000 new shares of common stock in the offering, and the selling shareholders sold 5,603,764 shares in the offering, including 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by us.  In the thirty-nine weeks ended October 2, 2010, we paid $3.7 million of scheduled quarterly principal repayments on our senior credit facility in addition to an additional $3.0 million principle repayment based on our operating results for fiscal year 2009.

Senior Credit Facility

We are in negotiations for a one-year, $5 million senior secured revolving credit facility which includes an option by us to expand the facility up to $20 million.  Interest is expected to accrue based upon a reference index rate plus a fixed margin and have prevailing market terms and conditions.  We anticipate this senior secured revolving credit facility will be effective in fiscal year 2011. There is no guarantee that such a facility will be entered into on commercially reasonable terms or at all.

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position and net cash provided by operating activities will be adequate to finance our working capital needs and planned capital expenditures for at least the next 12 months.  Planned capital expenditures include expenditures for new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which includes investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.

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

New Accounting Standards

Refer to Page 8 of Notes to the Consolidated Financial Statements

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

If we enter into an anticipated senior secured revolving credit facility and actually draw down on such facility, our principal market risk will relate to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets.

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

ITEM 1A.	RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated as of September 7, 2011 between Body Central Corp. and Thomas W. Stoltz.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files from Body Central Corp.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2011

BODY CENTRAL CORP.

By:	/s/ B. Allen Weinstein
B. Allen Weinstein
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)