Form 10-K
period 2011-12-31
BODY CENTRAL CORP
filed 2012-03-15
CIK 1379246

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         As of July 1, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate value of the registrant's common stock, par value $0.001 per share, was $379,755,149.

         The number of shares outstanding of the registrant's common stock as of March 6, 2012 was 16,124,101 shares.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012 (hereinafter referred to as the 2012 Proxy Statement) are incorporated by reference into Part III.

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
  our dependence on a strong brand image;

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

  •
  restrictions imposed by lease obligations on our current and future operations;

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

PART I.

ITEM 1.    BUSINESS

Our Company

        Founded in 1972, Body Central Corp., a Delaware corporation, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate over 240 specialty apparel stores in fashion retail venues primarily located in the South, Mid-Atlantic and Midwest under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com. We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

Growth Strategy

        Our growth strategy to increase revenues, capture market share and drive net income growth is as follows:

  •
  Expand Our Store Base.  We believe our concept has broad appeal and significant expansion opportunity. With only 241 stores in 24 states as of December 31, 2011, we have considerable opportunity to expand in existing and adjacent markets. We opened 33 stores and closed one store in fiscal year 2011. We expect to open at least 35 new stores in fiscal year 2012. We believe we can continue to open new stores at an annual unit rate of 15% for the next several years.

  •
  Increase Comparable Store Sales and Enhance Brand Awareness.  We plan to grow our comparable store sales by merchandising our stores with the latest fashion trends and maintaining focus on store level execution. We believe our ability to test products quickly and to rapidly replenish the best selling items keeps our shopping experience exciting and drives repeat customer visits and purchases. We believe we will be able to enhance our brand awareness through our continued marketing efforts and in-store experience. In addition, we believe our catalog distribution helps to build awareness of the Body Central brand.

  •
  Expand Operating Margin.  As we grow, we believe we can improve our operating margin. We expect to leverage our infrastructure and buying power and streamline processes through recent upgrades of our point-of-sale system, payroll management system, catalog and warehouse management systems. In addition, we will continue to refine our inventory disciplines and upgrade information technology to enhance our productivity.

  •
  Grow Our Direct Business.  We continue to identify and deploy initiatives that we believe will contribute to the growth of our direct business. These efforts include improving our list management, actively growing our customer database, simplifying our online shopping experience and increasing relevant communication with our key customers.

Products

        We offer a broad selection of apparel and accessories targeted to young women who seek the latest fashion styles at value prices. The majority of our products are sold under our exclusive Body Central® and Lipstick® labels. We also sell a select assortment of branded merchandise, primarily denim, to complement our private label merchandise.

        Our products are presented to emphasize coordinated outfits. Our assortment of tops, dresses, bottoms, jewelry, accessories and shoes fits the many lifestyles of our customers—casual, club, dressy and active. The majority of our products are priced under $20 and we believe represent significant values. We strategically price some of our best selling tops and our jewelry to drive customer traffic. The table below indicates our product mix as a percentage of net sales in our stores derived from our two major product categories, as of the fiscal year end for each of the years indicated below:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Apparel	75.7%	75.9%	76.6%
Accessories	24.3	24.1	23.4

Total	100.0%	100.0%	100.0%

        Typically, our direct business features a smaller selection of our best selling store merchandise targeted to a slightly broader customer base. We monitor trends in our stores in order to optimize our direct merchandise offerings.

Merchandising

        Our merchandising team seeks to identify current fashion trends and merchandise consistent with our brand image. We do not dictate fashion trends; rather we focus on quickly adapting to the latest trends to provide the right merchandise at value prices every day. Our merchandising team consists of our Chief Merchandising Officer, buyers and assistant buyers organized by product category as well as a team focused on our direct business. Our merchandising team is responsible for selecting and sourcing our product assortments, managing inventory levels and allocating merchandise to stores. We build our product assortments after careful review and consideration and select products that can be displayed in our stores in a coordinated manner to encourage our customers to purchase complete outfits.

        We have access to the design expertise of numerous designers through our broad vendor base who provide us with hundreds of new styles each week to review. The merchandising team selects new style items from the styles presented to us and makes necessary changes based on current fashion trends and preferences of our customer. Before placing an order, every item is evaluated for style, quality and fit to ensure standards consistent with our Body Central brand. Our vendor relationships provide us with the ability to introduce these fashion-right products to our stores quickly. Once in the stores, our buyers use an array of retail intelligence tools to track the performance of each item and class, and then take appropriate action.

Sourcing

        Our test-and-reorder strategy enables us to respond rapidly to changing trends. This strategy allows us to minimize our inventory risk by testing small quantities in our stores before placing larger purchase orders for a broader roll out, which minimizes fashion risk and inventory markdowns.

        We do not own or operate any manufacturing facilities and buy our merchandise from third-party vendors on an order-by-order basis. We have relationships with approximately 220 U.S. vendors. Our top 10 vendors sourced approximately 50.3% of our merchandise in fiscal year 2011, with our two largest vendors collectively representing approximately 27.3%. We maintain a large vendor network, which gives us access to a broad variety of merchandise from a multitude of designers and vendors at competitive prices. We believe our vendors view us as an important retail partner given our scale and market position.

        We believe our sourcing strategy has been successful because we have a balance of domestic and import production from which our U.S. vendors place orders and supply merchandise from both U.S. manufacturers and foreign manufacturers that are located in such countries as China. This strategy provides us with lead times as short as four to six weeks for domestic purchases and eight to twelve weeks for imports.

        Every vendor that supplies our merchandise is required to adhere to our vendor manual, which is designed to ensure that our vendor's business is conducted in a legal, ethical and responsible manner. Our vendor manual requires that each of our suppliers operates in compliance with applicable local wage, benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor.

Sales Channels

        We conduct our business through two primary sales channels: retail stores and direct, which consists of the Body Central catalog and our website, www.bodyc.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K.

Stores

        For fiscal year 2011, our stores generated net sales of $261.8 million, which represented 88.3% of our total net revenues.

        As of December 31, 2011, we had 241 retail stores operating under the names Body Central and Body Shop in 24 states, located primarily in the South, Mid-Atlantic and Midwest. The majority of our stores range in size from 3,200 to 5,200 square feet, with an average of approximately 4,300 square feet. The stores we opened during fiscal year 2011 achieved annualized sales per store and sales per gross square foot in excess of our average store sales. Our stores have historically been located in regional malls and lifestyle centers in small, medium and large markets. The nature of our fashion merchandise enables us to be successful in markets across hot, warm and cold climates.

        The following store list shows the number of stores we operated in each state as of December 31, 2011:

State	Number of Stores	State	Number of Stores
Alabama	13	Maryland	8
Arizona	1	Mississippi	5
Arkansas	5	Missouri	7
Delaware	3	North Carolina	13
Florida	33	Ohio	12
Georgia	20	Oklahoma	4
Illinois	9	Pennsylvania	18
Indiana	11	South Carolina	8
Iowa	1	Tennessee	10
Kansas	3	Texas	31
Kentucky	5	Virginia	11
Louisiana	9	West Virginia	1

		Total	241

Store Design and Environment

        Our stores are designed to effectively present our merchandise and create an exciting atmosphere to draw customers into our stores, similar to fashion boutiques. The stores feature a vibrant look with colorful displays, popular music and aspirational lifestyle photos. Our stores are constructed to allow us to efficiently shift merchandise displays for each season. Our open floor design enables customers to easily view most of our merchandise. We use a large number of body forms to provide customers with full outfit ideas. We believe by often changing our products and floor sets with new merchandise, we give our customers a reason to shop our stores frequently.

        We maintain a consistent look in our stores, including signature blue lighted storefront signs, blue mosaic tiles on the storefront columns and a well-lit selling area. High ceilings and slat walls allow us to stock and display our merchandise effectively. We seek site locations that have a store front of at least 30 feet wide to create an inviting open floor feel, complete with visually appealing glass line presentations.

Site Selection and Store Growth

        In selecting a location for a new store, we target malls as well as lifestyle, power and outlet centers in areas with suitable demographics and where similar fashion retailers have performed well. We have a real estate committee that utilizes a disciplined approach to analyze factors that include mall productivity, mall-specific competitive environment, average sales of junior retailers and configuration of available space for potential new store locations. We seek prominent locations in high-traffic areas of the mall and in close proximity to other retailers targeting juniors and young women as we have found that when we have locations in malls with certain key competitors our net sales in those stores typically exceed the net sales of stores that are not located in proximity to those key competitors. Our flexible store format allows us to utilize both new and second-generation retail locations. We also evaluate new store locations based on projected sales, anticipated capital investment and estimated store level contribution which satisfies our targeted return threshold. We negotiate leases with a variety of term lengths, most of which have early termination rights held by us if certain sales goals are not achieved.

        We enhance our existing store base by relocating or closing stores that we believe are not profitable or located in underperforming markets as well as remodeling our older stores. In fiscal year 2011, we closed one store and relocated three stores. We have currently identified a number of potential sites for new stores with appropriate market characteristics. In fiscal year 2012, we anticipate opening approximately at least 35 stores. Our new store model assumes average unit revenue of $850,000 to $1,100,000 in the first 12 months and an average net out-of-pocket initial cash investment of approximately $145,000, which includes $105,000 of average build-out costs, including equipment and fixtures (net of landlord contributions) and $40,000 of initial inventory (net of payables).

        The table below highlights certain information regarding our new store openings, store closings and relocations as of the fiscal year end for each of the years indicated below:

	December 31, 2011	January 1, 2011	January 2, 2010
Stores at beginning of period	209	185	180
Stores opened during period	33	27	15
Stores closed during period	(1)	(3)	(10)

Stores at end of period	241	209	185

Relocated stores	3	3	4

Direct

        Our direct business consists of Body Central catalogs and our www.bodyc.com website and enables us to reach customers by phone, mail or the Internet in all states and further build our Body Central brand. For fiscal year 2011, our direct business generated revenues of $34.7 million, or 11.7% of our net revenues.

        We currently obtain customer information from both catalog and Internet customers as well as mail and email customer lists that we purchase. We currently have a database containing approximately 950,000 mailing addresses and approximately 1.7 million email addresses.

        We continue to enhance our direct business technology platform to increase our conversion and support future growth.

Catalog

        Since many of our competitors do not offer a catalog, we believe our Body Central catalog differentiates us from them. We believe our catalog reinforces the Body Central brand image and drives sales across all of our sales channels. For example, following the delivery of our catalogs, we have historically experienced an increase in orders on our website. In fiscal year 2011, we distributed twelve catalog editions and approximately 22.9 million catalogs.

        All creative work on the Body Central catalog is developed in-house, which we believe allows us to consistently reinforce our brand image. Photography is shot both on location and in studio. Page layout and copywriting are executed by us. Digital images are transmitted directly to outside printers, thereby reducing lead times and improving reproduction quality.

Internet

        Our customers are able to purchase our merchandise through our website as well as obtain current information on our store locations. Most of our direct business purchases are made online although often are tied to a catalog distribution. As with our catalog, we believe our website reinforces our Body Central brand.

Marketing and Advertising

        While our products appeal to women of varying ages and diverse backgrounds, our core customer is a young woman in her late teens or twenties who enjoys shopping for the latest fashions. According to the U.S. Census Bureau, there were estimated to be approximately 25.0 million women as of July 2010 between the ages of 18 to 29. Our target customer represents a growing segment of the U.S. population and we believe that she spends a higher proportion of her income on fashion than the general population.

        Our marketing approach aims to increase customer traffic and build our brand image. We believe one of our strongest marketing pieces is our Body Central catalog. We use catalog distribution, email communications, in-store graphics, our website and social networking sites, such as Facebook and Twitter, to achieve our marketing goals. We often coordinate marketing efforts with the malls and shopping centers in which our stores are located.

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

Distribution

        We distribute all of our merchandise from our corporate headquarters in Jacksonville, Florida, which occupies approximately 179,000 square feet, consisting of approximately 146,000 square feet of warehouse space and approximately 33,000 square feet of office space. All of our merchandise is received, inspected, managed, stored and distributed through our warehouse. Most of our merchandise is currently pre-ticketed and pre-assorted by our vendors, which allows us to distribute the merchandise quickly and reduce labor costs. Merchandise is shipped up to five times per week to our stores to ensure a steady flow of new inventory. We believe that the capacity of our distribution center is sufficient to support our expected growth plans through 2013.

Information Technology Systems

        Our information technology systems provide support and information to our management team. We believe our systems provide us with improved operational efficiencies, scalability, increased management control and timely reporting that allows us to identify and respond to trends in our business. We use a combination of customized and industry-standard software systems to support the following functions:

  •
  store point-of-sale;

  •
  e-commerce and catalog;

  •
  inventory management; and

  •
  financial reporting.

        In fiscal year 2011, we installed several new systems to enhance our store labor scheduling and loss prevention systems. Our labor scheduling system improves the efficiency of our labor scheduling and the new loss prevention system broadens the scope of our loss prevention capabilities. In 2011 we also expanded our information technology staffing infrastructure to support our growth and profit objectives for both our store and online businesses. We believe the key opportunities around our direct business will be driven by our ability to connect with our customers through relevant and timely communication that will build brand awareness and increase shopping frequency.

Competition

        The specialty apparel retail market is highly competitive. We compete primarily with other specialty retailers and Internet and catalog businesses that specialize in women's apparel and accessories targeting customers in their late teens and twenties. We believe the principal basis upon which we compete is by offering quality, current fashions at value prices. We believe that our success is dependent on our in-store experience, our Body Central brand, our current fashions and desirable store locations.

        Our success also depends in part on our ability to respond quickly to fashion trends so that we can meet the changing demands of our customers. We believe our competitors include other specialty retailers such as Forever 21, Wet Seal, rue21 and Charlotte Russe. Our market is highly competitive and many of these retailers have substantially greater name recognition, as well as financial, marketing, and other resources, and devote greater resources to the sale of their products than we do. We may face new competitors and increased competition from existing competitors as we expand into new markets and increase our presence in existing markets.

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

        In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which is a cosmetics and beauty store. We are not affiliated with this company. In 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women's apparel and apparel accessories. Under the terms of this license agreement, we granted an exclusive, royalty-free license to the cosmetics and beauty store company to use our "Body Shop" mark for its business as follows: as a service mark for mail order retail sales of t-shirts and sweatshirts in 49 states and territories and of other apparel in 38 states and territories; as a service mark for retail store sales of apparel in 38 states and territories; and as a trademark for apparel in 38 states and territories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our "Body Shop" mark in our stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. We currently operate under the Body Central banner and, in a minority of stores in certain states, we operate under the Body Shop banner. Our current business is focused on developing the Body Central® and Lipstick® brands and we are moving away from the use of the Body Shop name in our stores. We currently operate 35 stores under the Body Shop banner, and we expect that this number will decline as we remodel or update older stores and transition to Body Central signs and banners.

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

Employees

        As of March 6, 2012, we had approximately 2,869 total employees. Out of our total employees, approximately 142 were based at our corporate headquarters in Jacksonville, Florida, and approximately 2,727 were store employees. We had approximately 846 full-time employees and approximately 2,023 part-time employees, who are primarily store employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of March 6, 2012. Our relationship with our employees is a key to our success, and we believe that relationship is strong.

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

Available Information

        We make available free of charge on our Internet website, www.bodyc.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the "SEC"). These materials may also be obtained free of charge at the web site maintained by the SEC at www.sec.gov.

        The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our success depends on our ability to anticipate, identify and respond quickly to changing fashion trends.

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

        Our strategy to grow our business depends partly on continuing to open new stores. Our future operating results will depend largely upon our ability to find a sufficient number of suitable locations that will allow us to successfully open and operate new stores each year in a timely and cost-effective manner. We believe there are many opportunities to expand our store base from our 241 locations as of December 31, 2011. In fiscal year 2012, we plan to open at least 35 new stores. Our expansion plans are only targets, and the actual number of new stores we open could differ significantly from these estimates.

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

        Our near-term expansion plans have us opening new stores in or near the areas where we already have existing stores. As a result, we may face risks associated with market saturation of our merchandise. Also, if we expand into new geographic areas, we will need to successfully identify and satisfy the fashion preferences of our target customers in these areas. In addition, we will need to address competitive, merchandising, marketing, distribution and other challenges encountered in connection with any expansion into new geographic areas.

        We cannot be assured that any newly opened stores will be received as well as, or achieve net sales or profitability levels comparable to those of, our existing stores in our estimated time periods, or at all. If our stores fail to achieve, or are unable to sustain, acceptable net sales and profitability levels, our business may be materially harmed and we may incur significant costs associated with closing or relocating stores. If we fail to successfully open and operate new stores and execute our growth plans, the price of our common stock could decline.

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

We operate in the highly competitive specialty retail apparel industry and the size and resources of some of our competitors may allow them to compete more effectively than we can.

        We face intense competition in the specialty retail apparel industry. We compete on the basis of a combination of factors, including price, breadth, quality and style of merchandise, as well as our brand image and ability to respond to fashion trends. While we believe that we compete primarily with specialty retailers, catalog retailers and Internet businesses that specialize in women's apparel and accessories, we also face competition from department stores and value retailers. We believe our primary competitors are specialty apparel retailers that offer their own private labels, such as Forever 21, Wet Seal, rue21 and Charlotte Russe. We also compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. The competitive landscape we face, particularly among specialty retailers, is subject to rapid change as new competitors emerge and existing competitors change their offerings. We cannot be assured that we will be able to compete successfully and navigate the shifts in our market.

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

Our ability to attract customers to our stores that are located in regional malls and other shopping centers and venues depends heavily on the success of the malls and centers in which our stores are located.

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

Our business largely depends on a strong brand image.

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

We are planning to replace several core information technology systems, which might disrupt our operations and cause us to incur significant unexpected expenses.

        We are evaluating replacing several significant systems relating to inventory management, customer relationship management and our web site functionality. When implementing new technology systems, even an off-the-shelf solution, there is always risk that the system does not function properly or that other challenges arise that we did not anticipate. The risks associated with these systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting. Any resulting disruptions could harm our business, prospects, financial condition and results of operations.

A failure in our e-commerce operations could significantly disrupt our business and lead to reduced sales and reputational damage.

        Our direct business operations are growing and represent an important part of our business, accounting for approximately 11.7% of our net revenues in fiscal year 2011. Expanding our direct business is an important part of our growth strategy. In addition to changing consumer preferences and buying trends in e-commerce, we are vulnerable to certain additional risks and uncertainties associated with Internet sales, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. During fiscal year 2009, our e-commerce system suffered a system wide shutdown for a period of approximately six days, resulting in losses to our net revenues. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand's reputation.

System security breaches could disrupt or damage our internal operations, information technology systems or reputation.

        Computer programmers and hackers, or even internal users, may be able to penetrate, create systems disruptions or cause shutdowns of our network security or that of third-party companies with which we have contracted to provide payment processing services. As a result, we could incur significant expenses addressing problems created by these breaches. This risk is heightened because we collect and store customer information for marketing purposes. Any compromise of customer information could subject us to customer or government litigation and harm our reputation, which could adversely affect our business and growth. Moreover, we could incur significant expenses or disruptions of our operations in connection with system disruptions or data breaches.

        Many states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached, and at least one state has adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. Governmental focus on data security may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity. Lastly, our reputation may be damaged by any compromise of security, accidental loss or theft of customer data in our possession, which would negatively impact our business, financial condition or results of operations.

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

        In addition, our planned expansion is expected to place increased demands on our existing operational, managerial, administrative and other resources. Specifically, our inventory management systems and personnel processes are being upgraded to keep pace with our current growth strategy. We cannot anticipate all of the demands that our expanding operations will impose on our business, and our failure to appropriately address these demands could have a material adverse effect on our business.

We depend on key personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

        We believe that we have benefited substantially from the leadership and experience of our key personnel, including our President and Chief Executive Officer, Allen Weinstein, our Chief Merchandising Officer, Beth Angelo, our Chief Financial Officer, Tom Stoltz, and Senior Vice President of Stores, Matt Swartwood. Our employees may terminate their employment with us at any time. The loss of any of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis. In addition, any departures of key management could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline.

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

        We do not own any real estate. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution facility in Jacksonville, Florida. Although our leases range from month-to-month to approximately ten years, we typically occupy our stores under operating leases with terms of six to ten years. Most of our leases have early termination provisions if we do not achieve specified sales targets after an initial term, which is typically four years. We believe that we have been able to negotiate favorable rental rates over the last few years due in part to the state of the economy and higher than usual vacancy rates in a number of regional malls. These trends may not continue and there is no guarantee that we will be able to continue to negotiate such favorable terms. As we expand our store base, our lease expense and our cash outlays for rent and other related charges will increase. In addition to future minimum lease payments, most of our leases provide for additional rental payments based upon our achieving specified net sales, and many provide for additional payments associated with common area maintenance, real estate taxes and insurance. In addition, many of our lease agreements have escalating rent provisions over the initial term. Our substantial occupancy costs could have significant negative consequences, which include:

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

        We do not own or operate any manufacturing facilities. Instead, we purchase all of our merchandise from third-party vendors. Two of our vendors collectively accounted for approximately 27.3% of our purchases in fiscal year 2011. Our business and financial performance depend in large part on our ability to quickly evaluate merchandise for style and fit and also to test and purchase a wide array of desired merchandise from our vendors at competitive prices and in the quantities we require. We generally operate without long-term purchase contracts or other contractual guarantees. Rather, we receive and review samples almost daily for fit and fashion evaluation.

        The benefits we currently experience from our vendor relationships could be adversely affected if a sufficient number of our vendors:

  •
  choose to stop providing merchandise samples to us or otherwise discontinue selling products to us;

  •
  raise the prices they charge us to a level such that we are unable to sell merchandise at prices that make sense for us and our customers;

  •
  change pricing terms to require us to pay on delivery or upfront;

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

        Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities and at competitive prices. For instance, the cost of cotton may increase. An increase could cause our vendors to increase their prices, which could impact the prices we charge and our results of operations. We historically have established good working relationships with many small- to mid-size vendors that often have more limited resources, production capacities and operating histories. Many of these vendors rely on credit from third parties such as factoring companies. If the credit relationships of our vendors should change, we may be required to pay for merchandise from our vendors earlier than our historical practice. As we grow and need greater amounts of inventory, we may need to develop new relationships with larger vendors as our current vendors may be unable to supply us with needed quantities. We may not be able to find similar products on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities and at acceptable prices due to the loss of, or a deterioration or change in our relationship with, our vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.

We only have one facility which is both our corporate headquarters and distribution facility and have only partially implemented a new disaster recovery plan. If we encounter difficulties associated with this facility, we could face inventory shortages that would have a material adverse effect on our business operations.

        Both our corporate headquarters and our only distribution facility are located in the same facility in Jacksonville, Florida. Our distribution facility supports both our retail stores and our direct business. All of our merchandise is shipped from our vendors to the distribution facility and then packaged and shipped from our distribution facility to our stores and our direct customers. Our stores and our direct customers must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers. While we believe the size and scale of our distribution center is sufficient to service our growth plans for the foreseeable future, the efficient flow of our merchandise requires that we have adequate capacity in our distribution facility to support our current level of operations and our growth plans. If we encounter difficulties associated with our distribution facility or if it were to shut down for any reason, including by fire or other natural disaster, we could face inventory shortages resulting in "out-of-stock" conditions in our stores, and delays in shipments to our direct customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise. In addition, most of our computer equipment and senior management, including critical resources dedicated to merchandising, financial and administrative functions, are located at our corporate headquarters. Our management and our operations and distribution staff would need to find an alternative location, causing further disruption and expense to our business and operations.

        We recognize the need for, and are in the early stages of, implementing disaster recovery, business continuity and document retention plans that would allow us to be operational despite casualties or unforeseen events impacting our corporate headquarters or distribution center. Without disaster recovery, business continuity and document retention plans, if we encounter difficulties or disasters with our distribution facility or at our corporate headquarters, our critical systems, operations and information may not be restored in a timely manner, or at all, and this would have a material adverse effect on our business.

Hurricanes or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our business.

        A substantial number of our stores are located in the southeastern U.S. which is prone to severe weather conditions. For example, hurricanes have passed through Florida and other states along the Gulf Coast causing extensive damage to the region. In addition, to the extent that the predictions of some climate change models prove accurate, there may be significant national and regional physical effects from climate change such as increases in storm intensity and frequency, including hurricanes. An increase in adverse weather conditions impacting the southeastern U.S. generally, could harm our business, results of operations and financial condition. In fact, all of our locations expose us to diverse risks, given that natural disasters or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, can occur anywhere and could cause disruptions in our operations. Extensive or multiple disruptions in our operations, whether at our stores or our corporate headquarters and distribution center, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

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

        In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business. Laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, immigration laws, child labor laws, minimum wage laws, supervisory status, leaves of absence, mandated health benefits or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for some merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws, and future actions or payments related to these changes could be material to us.

We plan to use cash from operations to fund our operations and execute our growth strategy. We may, however, require additional financing and any indebtedness could adversely affect our financial health and impose covenants that limit our business activities.

        We plan to open a number of new stores and remodel existing stores as opportunities arise. As we work to grow our business and store base, we will require cash from operations to pay our lease obligations, build out new store spaces, purchase inventory, pay personnel and further invest in our systems and infrastructure. While we expect a larger store base to increase net sales, we may not achieve an increase. Payments under our store leases and the lease of our corporate headquarters and distribution center account for a significant portion of our operating expenses.

        If our business does not generate sufficient cash flow from operations to fund our business and growth plans, we may need to incur indebtedness under our line of credit or may need to find additional equity or debt financing. If additional equity or debt financing is not available to us on satisfactory terms, our ability to run and expand our business would be curtailed and we may need to delay, limit or eliminate store openings. Also, we may not have enough cash on hand to fund any operating shortfalls.

        Any borrowings under our line of credit or any future debt financing will require interest payments and need to be repaid or refinanced, and would create additional cash demands and financial risk for us. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. Any indebtedness we might incur in the future may contain covenants that restrict our ability to incur additional debt, pay dividends, make acquisitions or investments or do certain other things that may impact the value of our common stock.

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

        We believe that our trademarks are integral to our store design, our direct business and our success in building brand image and loyalty. We have registered those trademarks that we believe are important to our business with the U.S. Patent and Trademark Office. We cannot be assured that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. In most cases, the apparel and accessories we sell are purchased on a non-exclusive basis from vendors that also sell to our competitors. Our competitors may seek to replicate aspects of our business strategy and in-store experience, thereby diluting our experience and adversely affecting our brand and competitive position. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations.

        In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which operates cosmetics and beauty stores. While we are not affiliated with this company, in 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women's apparel and apparel accessories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our "Body Shop' mark in our stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. While we currently operate under the Body Central banner, we operate under the Body Shop banner in 35 stores in certain states. The use by the cosmetic and beauty store of the Body Shop trademark may create confusion between our business and their business and this could affect our brand.

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

Risks Related to Ownership of Our Common Stock

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that might be considered favorable.

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

        These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change-in-control, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own any real property. All of our properties are leased. Our executive offices, warehouse and distribution center are located in an approximately 179,000 square foot facility in Jacksonville, Florida. This facility is leased under a lease agreement expiring in 2016. Of the approximately 179,000 square feet in the facility, approximately 146,000 square feet are dedicated to warehouse space and distribution. We believe that our Jacksonville facility will be able to meet our growth plans through 2013, although we may from time to time lease new facilities or vacate existing facilities as our operations require.

        As of December 31, 2011, we had 241 retail stores in 24 states, located primarily in the South, Mid-Atlantic and Midwest. All of our stores are leased from third parties, and the leases typically have terms of six to ten years. Most of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on our achieving specified net sales and many provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the NASDAQ Global Market under the symbol "BODY" since our initial public offering on October 14, 2010. Prior to that time there was no public market for our common stock. The following table sets forth the high and low bid prices of our common stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal year 2011
First Quarter	$24.48	$14.11
Second Quarter	$26.98	$19.77
Third Quarter	$26.20	$14.61
Fourth Quarter	$25.06	$17.09
Fiscal year 2010
Fourth Quarter (beginning October 14, 2010)	$15.75	$11.98

Holders

        As of March 6, 2012, there were approximately 8 shareholders of record of our common stock.

Dividends

        We did not declare or pay dividends on our common stock for our fiscal years 2011, 2010 or 2009. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be retained and used in the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness that we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.

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

Performance Graph

	October 14, 2010	January 1, 2011	December 31, 2011
Body Central Corp.	100.00	109.77	192.00
NASDAQ Composite	100.00	108.93	106.97
Dow Jones U.S. Apparel Retailer Index	100.00	109.87	122.55

Unregistered Sales of Equity Securities

        None.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial data has been derived from our consolidated financial statements. We have also included certain non-financial operating data to enhance your understanding of our business. We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31st. The reporting periods contained in our audited financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2011, which ended December 31, 2011, 52 weeks of operations in fiscal year 2010, which ended January 1, 2011, 52 weeks of operations in fiscal year 2009, which ended January 2, 2010, 53 weeks of operations in fiscal year 2008, which ended January 3, 2009, and 52 weeks of operations in fiscal year 2007, which ended December 29, 2007.

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

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009	December 29, 2007
	(in thousands, except per share data)
Statement of Income Data:
Net revenues	$296,500	$243,364	$198,834	$191,824	$195,911
Cost of goods sold	193,101	161,802	139,352	137,363	139,726

Gross profit	103,399	81,562	59,482	54,461	56,185
Selling, general and administrative expenses	66,803	56,920	46,360	46,174	52,440
Depreciation and amortization expense	5,204	4,773	4,678	5,357	5,469
Impairment of long-lived assets	—	—	196	936	2,428
Goodwill impairment	—	—	—	—	33,962

Income (loss) from operations	31,392	19,869	8,248	1,994	(38,114)
Interest expense (income), net	(16)	3,292	3,956	4,329	4,215
Other expense (income), net	(237)	308	(128)	(493)	238

Income (loss) before income taxes	31,645	16,269	4,420	(1,842)	(42,567)
Provision for (benefit from) income taxes	11,925	6,458	1,640	(890)	(3,237)

Net income (loss)	$19,720	$9,811	$2,780	$(952)	$(39,330)

Net income (loss) per common share
Basic	$1.25	$2.77	$12.94	$(5.42)	$(194.10)
Diluted	$1.22	$0.73	$0.23	$(5.42)	$(194.10)
Weighted average common shares outstanding
Basic	15,780,908	3,502,657	203,235	203,235	203,235
Diluted	16,218,382	13,383,642	12,173,978	203,235	203,235
Operating Data:
Revenues:
Stores	$261,842	$209,413	$165,331	$156,924	$164,411
Direct	34,658	33,951	33,503	34,900	31,500

Net revenues	$296,500	$243,364	$198,834	$191,824	$195,911
Stores:
Comparable store sales change	11.3%	14.8%	4.9%	(8.0%)	(4.6%)
Number of stores open at end of period	241	209	185	180	188
Sales per gross square foot (in whole dollars)	$253	$233	$207	$204	$206
Average square feet per store	4,287	4,300	4,312	4,283	4,246
Total gross square feet at end of period (in thousands)	1,033	899	798	771	798
Direct:
Number of catalogs circulated (in thousands)	22,900	21,900	20,300	20,300	16,000
Revenue per catalog (in whole dollars)	$1.51	$1.55	$1.65	$1.72	$1.97
Capital expenditures (in thousands)	$9,806	$6,804	$4,809	$2,640	$9,656
Balance Sheet Data:
Cash and cash equivalents	$41,993	$16,202	$7,226	$4,002	$5,372
Working capital	36,881	11,702	(1,967)	(2,698)	192
Total assets	132,302	96,996	79,209	77,727	87,390
Long-term debt, less current portion	—	—	33,000	38,250	43,250
Redeemable preferred stock	—	—	50,038	49,888	49,738
Stockholders' equity (deficit)	85,072	58,142	(36,891)	(39,689)	(38,701)
Cash Flow Data:
Net cash provided by operating activities	$29,448	$19,409	$13,018	$4,220	$7,175

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

        As of December 31, 2011, we had 241 stores with an average size of approximately 4,300 square feet. Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest. We opened 33 new stores and closed one store in fiscal year 2011.

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

Store Sales

        There may be variations in the way in which other retailers calculate "comparable" or "same store" sales. We include a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store's sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and other expenses related to operations at our corporate headquarters and store operations. These expenses do not generally vary proportionally with net revenues. As a result, selling, general and administrative expenses as a percentage of net revenues are usually higher in lower volume periods and usually lower in higher volume periods. The components of our selling, general and administrative expenses may not be comparable to those of other retailers. We expect that our selling, general and administrative expenses will increase in future periods due to our continuing store growth and continuing growth in our direct business.

Results of Operations

        The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	65.1	66.5	70.1

Gross profit	34.9	33.5	29.9
Selling, general and administrative expenses	22.5	23.4	23.3
Depreciation and amortization	1.8	2.0	2.4
Impairment of long-lived assets	—	—	0.1

Income from operations	10.6	8.1	4.1
Interest expense, net of interest income	—	1.4	2.0
Other expense (income), net	(0.1)	0.1	(0.1)

Income before income taxes	10.7	6.6	2.2
Provision for income taxes	4.0	2.7	0.8

Net income	6.7%	3.9%	1.4%

Operating Data:
Stores:
Comparable store sales change	11.3%	14.8%	4.9%
Number of stores open at end of period	241	209	185
Sales per gross square foot (in whole dollars)	$253	$233	$207
Average square feet per store	4,287	4,300	4,312
Total gross square feet at end of period (in thousands)	1,033	899	798
Direct:
Number of catalogs circulated (in thousands)	22,900	21,900	20,300
Revenue per catalog (in whole dollars)	$1.51	$1.55	$1.65

        We have determined our operating segments on the same basis that we use internally to evaluate performance. Our operating segments are our stores and our direct business, which have been aggregated into one reportable segment. We aggregate our operating segments because they have a similar class of customer, nature of products, nature of production process and distribution methods, as well as similar economic characteristics.

        The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	December 31, 2011	January 1, 2011	January 2, 2010
Stores at beginning of period	209	185	180
Stores opened during period	33	27	15
Stores closed during period	(1)	(3)	(10)

Stores at end of period	241	209	185

Comparison of Fiscal Year 2011 to Fiscal Year 2010

	Fiscal Year Ended
	December 31, 2011		January 1, 2011		Variance
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues	Dollars	Percentages
	(dollars in thousands)
Net revenues	$296,500	100.0%	$243,364	100.0%	$53,136	21.8%
Cost of goods sold	193,101	65.1	161,802	66.5	31,299	19.3

Gross profit	103,399	34.9	81,562	33.5	21,837	26.8
Selling, general and administrative expenses	66,803	22.5	56,920	23.4	9,883	17.4
Depreciation and amortization	5,204	1.8	4,773	2.0	431	9.0

Income from operations	31,392	10.6	19,869	8.1	11,523	58.0
Interest expense, net of interest income	(16)	—	3,292	1.4	(3,308)	(100.5)
Other expense (income), net	(237)	(0.1)	308	0.1	(545)	(176.9)

Income before income taxes	31,645	10.7	16,269	6.6	15,376	94.5
Provision for income taxes	11,925	4.0	6,458	2.7	5,467	84.7

Net income	$19,720	6.7%	$9,811	3.9%	$9,909	101.0%

Operating Data:
Revenues:
Stores	$261,842	88.3%	$209,413	86.0%	$52,429	25.0%
Direct	34,658	11.7	33,951	14.0	707	2.1

Net revenues	$296,500	100.0%	$243,364	100.0%	$53,136	21.8%

Net Revenues

        Net revenues increased by $53.1 million, or 21.8%, for fiscal year 2011 from fiscal year 2010. This increase resulted from an increase in non-comparable store sales and comparable store sales in addition to a slight increase in our direct sales as further described below.

        Store sales increased $52.4 million, or 25.0%, for fiscal year 2011 from fiscal year 2010. Comparable store sales increased by 11.3%, or $21.9, million in fiscal 2011 compared to an increase of 14.8% in fiscal year 2010. The 11.3% increase in comparable store sales was primarily driven by an increase in the number of transactions per store. Non-comparable store sales increased by $30.5 million in fiscal year 2011 compared to fiscal year 2010.

        Direct sales, including shipping and handling fees, increased $707,000, or 2.1%, for fiscal year 2011 from fiscal year 2010, due to an increase in the number of catalogs circulated offset by a decrease in average revenue per catalog.

Gross Profit

        Gross profit increased $21.8 million, or 26.8%, for fiscal year 2011 from fiscal year 2010. As a percentage of net revenues, gross profit margin increased by 140 basis points for fiscal year 2011 from fiscal year 2010. This increase was attributable to a 20 basis point decrease in merchandise margin, and a 160 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in comparable store sales and a favorable change in per store occupancy costs.

Selling, General and Administrative Expense

        Selling, general and administrative expenses increased by $9.9 million, or 17.4%, for fiscal year 2011 from fiscal year 2010. This increase resulted in part from a $6.4 million increase in store operating expenses due primarily to our store growth. As a percentage of net revenues, store operating expenses decreased to 16.3% for fiscal year 2011 from 17.3% for fiscal year 2010, primarily as a result of leveraging store payroll related expenses. General and administrative expenses increased $3.5 million primarily due to increased compensation expense needed to support store growth and profit objectives. As a percentage of net revenues, general and administrative expenses increased to 6.2% for fiscal year 2011 from 6.1% for fiscal year 2010.

        As a percentage of net revenues, selling, general and administrative expenses were 22.5% for fiscal year 2011 and 23.4% for fiscal year 2010 due to reasons discussed above.

Depreciation and Amortization Expense

        Depreciation and amortization increased $431,000, or 9.0%, for fiscal year 2011 from fiscal year 2010. As a percentage of net revenues, depreciation and amortization decreased 20 basis points for fiscal year 2011 from fiscal year 2010 primarily as a result of an increase of our comparable store sales.

Interest Expense, Net of Interest Income

        Interest expense, net of interest income, decreased by $3.3 million, or 100.5%, for fiscal year 2011 from fiscal year 2010, which primarily reflects the repayment and termination of our senior credit facility on October 20, 2010 using net proceeds from our initial public offering. The early repayment triggered a charge of $793,000 for interest and related fees. The senior credit facility was subsequently terminated.

Provision for Income Taxes

        Provision for income taxes increased $5.5 million, or 84.7%, for fiscal year 2011 from fiscal year 2010, which was attributable to a $15.4 million increase in income before income taxes partially offset by a rate decrease of 200 basis points in the effective tax rate to 37.7% in fiscal year 2011, from 39.7% in fiscal year 2010. The decrease in the effective rate was due primarily to converting incentive stock options to non-qualified option during fiscal 2011.

Net Income

        Net income increased $9.9 million for fiscal year 2011 from fiscal year 2010 due to the factors discussed above.

Comparison of Fiscal Year 2010 to Fiscal Year 2009

	Fiscal Year Ended
	January 1, 2011		January 2, 2010		Variance
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues	Dollars	Percentages
	(dollars in thousands)
Net revenues	$243,364	100.0%	$198,834	100.0%	$44,530	22.4%
Cost of goods sold	161,802	66.5	139,352	70.1	22,450	16.1

Gross profit	81,562	33.5	59,482	29.9	22,080	37.1
Selling, general and administrative expenses	56,920	23.4	46,360	23.3	10,560	22.8
Depreciation and amortization	4,773	2.0	4,678	2.4	95	2.0
Impairment of long-lived assets	—	—	196	0.1	(196)	(100.0)

Income from operations	19,869	8.1	8,248	4.1	11,621	140.9
Interest expense, net of interest income	3,292	1.4	3,956	2.0	(664)	(16.8)
Other income, net of other expense	308	0.1	(128)	(0.1)	436	(340.6)

Income before income taxes	16,269	6.6	4,420	2.2	11,849	268.1
Provision for income taxes	6,458	2.7	1,640	0.8	4,818	293.8

Net income	$9,811	3.9%	$2,780	1.4%	$7,031	252.9%

Operating Data :
Revenues:
Stores	$209,413	86.0%	$165,331	83.2%	$44,082	26.7%
Direct	33,951	14.0	33,503	16.8	448	1.3

Net revenues	$243,364	100.0%	$198,834	100.0%	$44,530	22.4%

Net Revenues

        Net revenues increased $44.5 million, or 22.4%, in fiscal year 2010 from fiscal year 2009. This increase resulted from an increase in non-comparable store sales and comparable store sales in addition to a slight increase in our direct sales as further described below.

        Store sales increased $44.1 million, or 26.7%, in fiscal year 2010 from fiscal year 2009. Comparable store sales increased $23.0 million, or 14.8%, in fiscal year 2010 compared to an increase of 4.9% in fiscal year 2009. Non-comparable store sales increased $21.1 million in fiscal year 2010 compared to fiscal year 2009.

        Direct sales, including shipping and handling fees, from our direct business increased $448,000, or 1.3%, in fiscal year 2010 from fiscal year 2009, due to an increase in the number of catalogs circulated offset by a decrease in average revenue per catalog. The decrease in average revenue per catalog was partially attributable the delayed distribution of our August 2011 catalog by a former third party vendor.

Gross Profit

        Gross profit increased $22.1 million, or 37.1%, in fiscal year 2010 from fiscal year 2009. As a percentage of revenues, gross profit margin increased by 360 basis points in fiscal year 2010 from fiscal year 2009. This increase was attributable to a 90 basis point increase in merchandise margin, due primarily to stronger regular price sales which required fewer markdowns, and a 270 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in comparable store sales and a favorable change in per store occupancy costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $10.6 million, or 22.8%, in fiscal year 2010 from fiscal year 2009. Store operating expenses increased by $5.5 million increase in store operating expenses primarily due to our store growth. As a percentage of revenues, store operating expenses decreased to 17.3% for fiscal year 2010 from 18.4% in fiscal year 2009. General and administrative expenses increased $5.1 million due in part to $1.2 million of costs related to our initial public offering, including the payment by us of an aggregate $1.0 million under a success bonus plan triggered by the completion of our initial public offering. The remaining increase is primarily related to higher compensation expenses and professional fees associated with the implementation of certain information technology systems, including a new point-of-sale software system. As a percentage of net revenues, general and administrative expenses increased to 6.1% for fiscal year 2010 from 4.9% for fiscal year 2009.

        As a percentage of revenues, selling, general and administrative expenses increased 10 basis points for fiscal year 2010 from fiscal year 2009.

Depreciation and Amortization

        Depreciation and amortization increased $95,000, or 2.0%, in fiscal year 2010 from fiscal year 2009. As a percentage of revenues, depreciation and amortization decreased 40 basis points in fiscal year 2010 from fiscal year 2009 primarily as a result of an increase is our comparable store sales.

Impairment of Long-Lived Assets

        Impairment of long-lived assets was related to fair value adjustments on the carrying value of store assets.

Interest Expense, Net of Interest Income

        Interest expense, net of interest income, decreased by $664,000, or 16.8%, in fiscal year 2010 from fiscal year 2009. This decrease reflects our lower average borrowings under our senior credit facility for fiscal year 2010. On October 20, 2010, we repaid all amounts owed under the term loan facilities of our senior credit facility using net proceeds from our initial public offering. The early repayment triggered a charge of $793,000 for interest and related fees. The senior credit facility was subsequently terminated.

Provision for Income Taxes

        Provision for income tax increased $4.8 million in fiscal year 2010 from fiscal year 2009. This increase was attributable to an $11.8 million increase in income before income taxes in addition to the effective tax rate increase of 260 basis points to 39.7% for fiscal year 2009 from 37.1% in fiscal year 2009. The basis point increase was due primarily to the elimination of certain deferred tax assets no longer expected to be utilized and reduced tax credits expected to be utilized to reduce our fiscal year 2010 income tax liability.

Net Income

        Net income increased $7.0 million in fiscal year 2010 from fiscal year 2009 due to the factors discussed above.

Liquidity and Capital Resources

        Our primary sources of liquidity are currently cash flows from operations. Our primary cash needs are capital expenditures in connection with opening new stores, remodeling or relocating existing stores, distributing our catalogs, operating our website and the additional working capital required for running our operations. Cash is also required for investment in our information technology systems, maintenance of existing facilities and distribution facility enhancements, when required. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our merchandise vendors, depending on the applicable vendor terms.

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

        Subsequent to our December 31, 2011 fiscal year-end, on January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion. The facility has a maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

        Our cash and cash equivalents balance increased $25.8 million to $42.0 million as of December 31, 2011, from $16.2 million as of January 1, 2011. Components of this change in cash in fiscal year 2011, as well as the change in fiscal years 2010 and 2009, are shown in the following table:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Provided by operating activities	$29,448	$19,409	$13,018
Used in investing activities	(9,806)	(6,804)	(4,794)
Provided by (used in) financing activities	6,149	(3,629)	(5,000)

Net increase in cash / cash equivalents	$25,791	$8,976	$3,224

Operating Activities

        Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes and the effect of other working capital requirements, as summarized in following table:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Net income	$19,720	$9,811	$2,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,204	4,773	4,678
Non-cash impairment charges	—	—	196
Deferred income taxes	(523)	2,076	1,561
Inventories	(2,772)	(5,471)	1,714
Merchandise accounts payable	1,618	5,802	(174)
Other working capital components	6,201	2,418	2,263

Net cash provided by operating activities	$29,448	$19,409	$13,018

        Net cash provided by operating activities increased $10.0 million to $29.4 million during fiscal year 2011 compared to $19.4 million for fiscal year 2010. This increase was attributable to a $9.9 million increase in net income, a $3.8 million favorable increase in other working capital requirements and a $431,000 increase in depreciation and amortization, offset by a $2.6 million unfavorable change in deferred income taxes and a $1.5 million unfavorable change in our requirements for inventory, net of merchandise accounts payable.

        Net cash provided by operating activities increased $6.4 million to $19.4 million during fiscal year 2010 compared to $13.0 million for fiscal year 2009. This increase was attributable to a $7.0 million increase in net income, a $515,000 favorable change in deferred income taxes and a $54,000 increase in our other working capital requirements offset by a $1.2 million unfavorable change in our requirements for inventory, net of merchandise accounts payable. The unfavorable change in our cash requirements for inventory, net of merchandise accounts payable, was principally due to the increase in the number of stores and earlier shipments of spring merchandise for fiscal year 2011 offset by more favorable terms with our trade vendors.

Investing Activities

        Investing activities consist primarily of capital expenditures for new and existing stores, as well as our investment in information technology:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Capital expenditures (net of tenant allowances)	$(5,741)	$(3,844)	$(3,044)
Tenant allowances	(4,065)	(2,960)	(1,765)
Proceeds from sale of assets	—	—	15

Net cash used in investing activities	$(9,806)	$(6,804)	$(4,794)

        For fiscal year 2011, capital expenditures, net of tenant allowances, increased $1.9 million compared to fiscal year 2010. This increase was primarily attributable to capital expenditures for new store construction.

        For fiscal year 2010, capital expenditures, net of tenant allowances, increased $800,000 compared to fiscal year 2009. This increase was attributable to capital expenditures for our new point-of-sale software system, an upgrade to our software systems that support our direct business, new store construction and maintenance of existing stores.

Financing Activities

        Prior to our initial public offering in October 2010, our financing activities historically consisted of borrowings and payments on our outstanding senior credit facility. In fiscal year 2011, our financing activities include the receipt of net proceeds from our secondary offering and the proceeds from the issuance of stock options:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Principal payments on long-term debt	$—	$(38,250)	$(5,000)
Proceeds from public offering, net of issuance costs	1,143	38,152	—
Proceeds from the issuance of stock options	1,553
Redemption of Series C preferred stock	—	(3,531)	—
Excess tax benefits from stock-based compensation	3,453

Net cash provided by (used in) financing activities	$6,149	$(3,629)	$(5,000)

        On February 16, 2011, the Company completed a secondary offering of 5,703,764 shares of common stock priced at $16.50 per share. The Company sold 100,000 new shares of its common stock in the offering, and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriters' over-allotment option. The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company. The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

        On October 14, 2010, we completed our initial public offering of our common stock which included 3,333,333 new shares sold by us and 1,666,667 shares sold by our existing stockholders, raising net proceeds of $38.2 million for us, after deducting the underwriting discount and offering expenses payable by us. On October 20, 2010, we used net proceeds of $31.5 million from our initial public offering to repay the outstanding principal amount owed under our prior senior credit facility and $3.5 million to redeem all outstanding shares of our non-convertible, non-voting Series C preferred stock. In addition, we paid $3.8 million in scheduled quarterly principal repayments plus an additional $3.0 million on our prior senior credit facility in fiscal year 2010, based on our operating results for fiscal year 2009. The $5.0 million use of net cash in fiscal year 2009 resulted from the scheduled quarterly principal repayments due under our prior senior credit facility.

Line of Credit

        Subsequent to our December 31, 2011 fiscal year-end, on January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion. The facility has maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

Outlook

        Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position, net cash provided by operating activities, availability under the Line of Credit Agreement as well as net proceeds from our secondary common stock offering in February 2011 will be adequate to finance our working capital needs and planned capital expenditures for at least the next 12 months. Planned capital expenditures for fiscal year 2012 include expenditures for at least 35 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which includes investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.

Off Balance Sheet Arrangements

        We are not a party to any off balance sheet arrangements.

Contractual Obligations

        We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our contractual obligations as of December 31, 2011 over the periods specified.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations(1)	$91,424	$19,115	$16,976	$15,463	$39,870
Purchase obligations(2)	16,498	16,498	—	—	—

Total	$107,922	$35,613	$16,976	$15,463	$39,870

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

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other. This guidance is intended to simplify how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This ASU becomes effective for fiscal years beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company's financial statements or disclosures. The Company has opted for early adoption of this ASU as noted in Footnote 1. Nature of Business and Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

        Beginning in March 2011, we began selling gift cards in our stores, which do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. Through June 2010, we sold gift certificates in our stores, which also do not expire or lose value over periods of inactivity. We recognize revenue from gift cards and gift certificates when they are redeemed by the customer.

Inventory Valuation

        Inventories are comprised primarily of women's apparel and accessories and are stated at the lower of cost or market, on a first-in, first-out basis, using the retail inventory method. We record merchandise receipts at the time they are delivered to our merchandise consolidator as this is the point at which title and risk of loss transfer to us. We do not directly import any merchandise at this time.

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

        We perform physical inventory counts on most stores semi-annually. Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.

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

        In the fourth quarter of 2011 we early adopted the new guidance under Accounting Standards Update 2011-08, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. This new guidance provides an option to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. The Company performed this qualitative analysis as of December 31, 2011. The analysis considered factors such as the year over year change in our competitive retail sector, comparable store sales, catalog sales, the Company's stock price, the Company's debt levels and the Company's cash balances. The qualitative analysis further evaluated changes in the Company's infrastructure including the replacement or addition to several key functions and individuals. The Company concluded that it is more likely than not that a reporting unit's fair value was greater than its carrying amount and therefore did not proceed to step one of the goodwill impairment test.

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

Stock-Based Compensation

        We account for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation cost is measured at the grant date fair value and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation expense. We estimate the grant date fair value of stock option awards using the Black-Scholes option pricing model. For fiscal years 2011, 2010 and 2009, the fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Expected option term	6.25 years	6.19 years	6.25 years
Expected volatility factor	65.8%	73.7%	71.0%
Risk-free interest rate	1.4%	1.5%	3.1%
Expected annual dividend yield	0%	0%	0%

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

        On March 22, 2011, the Company's Board of Directors approved, subject to stockholder approval, an amendment and restatement of the Company's Amended and Restated 2006 Equity Plan (the

"Plan"). On May 25, 2011, the Company's stockholders approved the amendment and restatement to the Plan. The amended and restated Plan permits up to 250,000 of the remaining shares of common stock reserved for future issuance as of March 21, 2011 under the Plan to be issued in the form of restricted stock awards and allows certain awards under the Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, if the compensation committee of the Company's board of directors chooses to qualify the awards in other respects.

        For long-term incentives, the Company's Board of Directors established an annual equity grant protocol that resulted in an initial grant effective as of September 16, 2011. The Committee's initial long-term incentive awards granted to certain executives were roughly two-thirds stock options and one-third time-vested restricted stock. The stock options and restricted stock vest over a four-year period.

        Stock-based compensation expense related to stock options was $1.1 million, $563,000 and $168,000 for fiscal years 2011, 2010 and 2009, respectively, and is included in selling, general and administrative expenses and cost of goods sold on the Company's Consolidated Statements of Operations. The Company did not capitalize any expense related to stock-based compensation. We granted options to purchase an aggregate of 193,266, 130,000 and 586,842 shares of common stock in fiscal years 2011, 2010 and 2009, respectively. We granted 30,704 shares of restricted stock in 2011 and none in 2010 or 2009. We have granted 5,000 options to purchase shares of our common stock in fiscal year 2012 through March 6, 2012. Any future equity grants will increase our stock-based compensation expense in fiscal year 2012 and in future fiscal years compared to fiscal year 2011.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        The Company is exposed to market risk from fluctuations in interest rates with respect to its Line of Credit Agreement. For variable rate debt, including any future borrowings under the Company's Line of Credit Agreement, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.

Effects of Inflation

        Components of the Company's operations subject to inflation include lease and labor costs. The Company's leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. The Company believes inflation has not had a material impact on its results of operations in recent years.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Body Central Corp.
Index to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Stockholders of Body Central Corp.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Body Central Corp. and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 15, 2012

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	January 1, 2011
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$41,993	$16,202
Accounts receivable	2,607	1,258
Inventories	21,141	18,369
Prepaid expenses and other current assets	4,293	3,933
Deferred tax asset, current	1,953	1,425

Total current assets	71,987	41,187
Property and equipment, net of accumulated depreciation of $19,892 and $15,627	22,159	17,071
Goodwill	21,508	21,508
Intangible assets, net of accumulated amortization of $3,633 and $3,077	16,542	17,128
Other assets	106	102

Total assets	$132,302	$96,996

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,498	$14,880
Accrued expenses and other current liabilities	18,608	14,605

Total current liabilities	35,106	29,485
Other liabilities	7,899	5,149
Deferred tax liability, long-term	4,225	4,220

Total liabilities	47,230	38,854

Commitments and contingencies
Stockholders' equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,095,377 shares issued and outstanding as of December 31, 2011 and 15,405,677 shares issued and outstanding as of January 1, 2011	16	15
Additional paid-in capital	92,705	85,496
Accumulated deficit	(7,649)	(27,369)

Total stockholders' equity	85,072	58,142

Total liabilities and stockholders' equity	$132,302	$96,996

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands, except share and per share data)
Net revenues	$296,500	$243,364	$198,834
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	193,101	161,802	139,352

Gross profit	103,399	81,562	59,482
Selling, general and administrative expenses	66,803	56,920	46,360
Depreciation and amortization	5,204	4,773	4,678
Impairment of long-lived assets	—	—	196

Income from operations	31,392	19,869	8,248
Interest expense (income), net of interest income of $16, $31 and $21	(16)	3,292	3,956
Other expense (income), net	(237)	308	(128)

Income before income taxes	31,645	16,269	4,420
Provision for income taxes	11,925	6,458	1,640

Net income	$19,720	$9,811	$2,780

Net income per common share:
Basic	$1.25	$2.77	$12.94

Diluted	$1.22	$0.73	$0.23

Weighted-average common shares outstanding:
Basic	15,780,908	3,502,657	203,235

Diluted	16,218,382	13,383,642	12,173,972

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	(in thousands, except share data)
Balance as of January 3, 2009	203,235	—	271	(39,960)	(39,689)
Stock-based compensation	—	—	168	—	168
Dividends payable on Series C preferred stock	—	—	(150)	—	(150)
Net income	—	—	—	2,780	2,780

Balance as of January 2, 2010	203,235	—	289	(37,180)	(36,891)
Stock-based compensation	—	—	563	—	563
Dividends payable on Series C preferred stock	—	—	(113)	—	(113)
Convert Series A preferred stock to common stock	7,795,401	8	31,072	—	31,080
Convert Series B preferred stock to common stock	4,073,708	4	15,536	—	15,540
Issuance of common stock in initial public offering (net of issuance costs)	3,333,333	3	38,149	—	38,152
Net income	—	—	—	9,811	9,811

Balance as of January 1, 2011	15,405,677	15	85,496	(27,369)	58,142
Stock-based compensation			1,060	—	1,060
Stock options exercised	439,420	1	1,553		1,554
Issuance of common stock in secondary offering (net of issuance costs)	250,280		1,143	—	1,143
Tax benefits from stock-based compensation			3,453		3,453
Net income	—	—		19,720	19,720

Balance as of December 31, 2011	16,095,377	$16	$92,705	$(7,649)	$85,072

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Cash flows from operating activities
Net income	$19,720	$9,811	$2,780
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,204	4,773	4,678
Deferred income taxes	(523)	2,076	1,561
Tax benefits from stock-based compensation	(3,453)	—	—
Stock-based compensation	1,060	563	168
Impairment of long-lived assets	—	—	196
Loss on disposal of property and equipment	29	534	100
Changes in assets and liabilities:
Accounts receivable	(1,349)	(350)	(82)
Inventories	(2,772)	(5,471)	1,714
Prepaid expenses and other current assets	(360)	(1,285)	(256)
Other assets	(4)	19	(15)
Accounts payable	1,618	5,802	(174)
Accrued expenses and other current liabilities	4,238	1,963	871
Income taxes	3,218	156	421
Other liabilities	2,822	818	1,056

Net cash provided by operating activities	29,448	19,409	13,018

Cash flows from investing activities
Purchases of property and equipment	(9,806)	(6,804)	(4,809)
Proceeds from sales of assets	—	—	15

Net cash used in investing activities	(9,806)	(6,804)	(4,794)

Cash flows from financing activities
Principal payments on long-term debt	—	(38,250)	(5,000)
Proceeds from common stock offering, net of issuance costs	1,143	38,152	—
Proceeds from the issuance of stock options	1,553	—	—
Redemption of Series C preferred stock	—	(3,531)	—
Tax benefits from stock-based compensation	3,453	—	—

Net cash provided by (used in) financing activities	6,149	(3,629)	(5,000)

Net increase in cash and cash equivalents	25,791	8,976	3,224
Cash and cash equivalents
Beginning of year	16,202	7,226	4,002

End of year	$41,993	$16,202	$7,226

Supplemental disclosures
Cash paid for interest	$—	$3,261	$3,887
Cash paid for income taxes	9,625	4,223	51
Noncash financing activities
Dividends payable	$—	$—	$150
Convert of Series A preferred stock to common stock	—	31,080	—
Convert of Series B preferred stock to common stock	—	15,540	—

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization

        Body Central Corp. (the "Company"), formerly known as Body Central Acquisition Corp., is a specialty retailer of young women's apparel and accessories operating retail stores in the South, Mid-Atlantic and Midwest regions of the United States. The Company operates specialty apparel stores under the Body Central and Body Shop banners as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com.

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

        On February 16, 2011, the Company completed a secondary offering of 5,703,764 shares of common stock priced at $16.50 per share. The Company sold 100,000 new shares of its common stock in the offering, and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriters' over-allotment option. The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company. The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

        On May 25, 2011, the Company amended and restated the Company's Third Amended and Restated Certificate of Incorporation to reduce its total number of authorized shares of common stock to 45,000,000 shares, par value $0.001 per share.

Principles of Consolidation

        The accompanying Consolidated Financial Statements, prepared in accordance principles generally accepted in the United States of America ("GAAP"), include the assets, liabilities, stockholders' equity (deficit), revenues and expenses of the Company and its wholly-owned subsidiaries, Body Shop of America, Inc., a Florida corporation, and Catalogue Ventures, Inc., also a Florida corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2011, 2010 and 2009 ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. Fiscal years 2011, 2010 and 2009 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Segment Reporting

        GAAP has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. The Company has aggregated its net revenues generated from its retail stores and its direct business into one reportable segment. The Company aggregates its operating segments because they have a similar class of customer, nature of products, nature of production process and distribution methods as well as similar economic characteristics. The Company has no international sales. All of the Company's identifiable assets are in the United States.

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

        Beginning in March 2011, we began selling gift cards in our stores, which do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. Through June 2010, the Company sold gift certificates in its retail stores, which do not expire or lose value over periods of inactivity. The Company accounted for gift certificates by recognizing a liability at the time a gift certificate was sold. The Company recognizes income from gift cards and gift certificates when they are redeemed by the customer.

        Revenue from unredeemed gift certificates is recognized when it is determined that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates to relevant jurisdictions. No revenue from gift certificate breakage was recognized in fiscal years 2011, 2010, and 2009.

Cash and Cash Equivalents

        The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories are comprised principally of women's apparel and accessories and are stated at the lower of cost or market, on a first-in-first out basis, using the retail inventory method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. Shipping and handling costs of $2.9 million, $3.6 million and $3.4 million for fiscal years 2011, 2010, and 2009, respectively, are included in cost of goods sold in the Consolidated Statements of Operations.

        The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the Consolidated Statements of Operations. The markdown reserve was $1.7 million and $1.6 million as of December 31, 2011 and January 1, 2011, respectively.

        Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends. The shrink reserve was $714,000 and $401,000 as of December 31, 2011 and January 1, 2011, respectively.

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

Goodwill and Intangible Assets

        The Company follows FASB ASC 350, Intangibles—Goodwill and Other, regarding goodwill and other intangible assets. Goodwill is subject to an assessment of impairment at least annually. The guidance under this statement requires the Company to compare the fair value of each reporting unit with its carrying amount to determine if there is a potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. The Company performed this annual impairment analysis as January 1, 2011 using the discounted cash flow and guideline public company methods to determine the fair value of the reporting units. During the fourth quarter of 2011 the Company adopted ASU No. 2011-08, Intangibles—Goodwill and Other. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill test. The Company performed the qualitative analysis for the year ended December 31, 2011. The Company's analysis indicated no impairment of goodwill had occurred or was at-risk as of December 31, 2011 and January 1, 2011.

        Favorable and unfavorable retail leases and customer relationships are amortized using the straight-line method over their estimated period of benefit, ranging from four to seven years. Trade names and trademarks are deemed to be indefinite life intangibles and are thus not subject to amortization. Management of the Company evaluates the recoverability of intangible assets annually using the relief-from-royalty method, and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. The Company's evaluation indicated no impairment of intangible assets in fiscal years 2011, 2010 or 2009.

Accounting for Stock Based Compensation

        The Company has adopted the provisions of FASB ASC 718, Compensation—Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, the Company estimates forfeitures for options granted which are not expected to vest based on future expectations. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of the Company's stock-based compensation expense. Stock-based compensation expense is included in selling, general and administrative expenses and cost of goods sold in the accompanying Consolidated Statements of Operations.

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

Advertising

        The Company expenses advertising costs in the period in which they occurred. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations, was $1.1 million, $983,000, and $869,000 for fiscal year 2011, fiscal year 2010 and fiscal year 2009, respectively.

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

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other. This guidance is intended to simplify how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This ASU becomes effective for fiscal years beginning after December 15, 2011. The Company has opted for an early adoption of this ASU. The adoption of this guidance did not have a material impact on the Company's financial statements or disclosures.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

Reclassifications

        Certain reclassifications have been made to the fiscal years 2010 and 2009 consolidated financial statements in order to conform to the presentation for fiscal year 2011.

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

        The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market securities:
December 31, 2011	$—	$—	$—	$—
January 1, 2011	$11,084	$11,084	$—	$—

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Financial Instruments (Continued)

        Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the Consolidated Balance Sheets.

3. Property and Equipment

        Property and equipment as of December 31, 2011 and January 1, 2011 consist of the following:

	December 31, 2011	January 1, 2011
	(in thousands)
Furniture and fixtures	$14,359	$10,628
Leasehold improvements	27,692	22,070

	42,051	32,698
Accumulated depreciation and amortization	(19,892)	(15,627)

Property and equipment, net	$22,159	$17,071

        Depreciation and amortization expense related to property and equipment was $4.6 million, $4.1 million and $4.0 million for fiscal years 2011, 2010 and 2009, respectively.

        The Company incurred costs of $5.7 million, $3.8 million and $3.0 million for capital expenditures, excluding tenant allowances of $4.1 million, $3.0 million and $1.8 million for fiscal years 2011, 2010 and 2009, respectively.

4. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 31, 2011 and January 1, 2011 are as follows:

Goodwill
(in thousands)
Net Balance as of January 2, 2010	$21,508

New acquisitions	$—
Goodwill, gross	$55,470
Accumulated impairment losses	$(33,962)

Net Balance as of January 1, 2011	$21,508

New acquisitions	$—
Goodwill, gross	$55,470
Accumulated impairment losses	$(33,962)

Net Balance as of December 31, 2011	$21,508

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets (Continued)

        Intangible assets consist of the following:

	Favorable Retail Leases	Unfavorable Retail Leases	Customer Relationships	Trade names and trademarks
	(in thousands)
Gross amount as of December 31, 2011	$3,225	$(190)	$585	$16,395
Accumulated amortization	(3,078)	160	(585)	—

Net amount as of December 31, 2011	$147	$(30)	$—	$16,395

Gross amount as of January 1, 2011	$3,225	$(190)	$585	$16,395
Accumulated amortization	(2,492)	130	(585)	—

Net amount as of January 1, 2011	$733	$(60)	$—	$16,395

        Trade names and trademarks are deemed to be indefinite life intangibles and are thus not subject to amortization. Unfavorable retail leases are included in other liabilities in the Consolidated Balance Sheets.

        Aggregate amortization expense related to intangible assets was $556,000, $666,000 and $702,000 for fiscal years 2011, 2010 and 2009, respectively. Estimated aggregate amortization expense for the next fiscal year is shown below:

Fiscal Year	(in thousands)
2012	$117

5. Accrued Expenses and Other Current Liabilities

        The major components of accrued expenses and other current liabilities are as follows:

	December 31, 2011	January 1, 2011
	(in thousands)
Accrued payroll and related taxes	$6,317	$4,581
Accrued occupancy	2,919	2,124
Taxes, other than income taxes	2,004	1,944
Gift certificates and store merchandise credits	2,114	1,165
Income taxes payable	—	237
Other	5,254	4,554

Total accrued expenses and other current liabilities	$18,608	$14,605

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

        Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of December 31, 2011, are as follows:

Fiscal Year	(in thousands)
2012	$19,115
2013	16,976
2014	15,463
2015	13,884
2016	11,470
Thereafter	14,516

Total	$91,424

        Rent expense under non-cancelable operating leases was as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Minimum rentals	$20,957	$17,511	$15,199
Contingent rentals	3,055	2,048	1,273

Total rent expense	$24,012	$19,559	$16,472

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

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes

        The components of the income tax provision (benefit) for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 are as follows:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Current
Federal	$10,928	$4,074	$79
State	1,520	308	—

	12,448	4,382	79

Deferred
Federal	(280)	1,617	1,435
State	(243)	459	126

	(523)	2,076	1,561

Total provision	$11,925	$6,458	$1,640

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liability related to operations as of December 31, 2011 and January 1, 2011 are as follows:

	December 31, 2011	January 1, 2011
	(in thousands)
Gross deferred tax assets:
Reserves	$83	$68
Property and equipment	772	2,016
Accrued expenses	1,331	817
Inventory	537	480
Stock-based compensation	380	151
Restricted Stock	64	—
Net operating losses	1	60
Other	974	730

Gross deferred tax assets	4,142	4,322

Gross deferred tax liabilities:
Intangibles	(6,414)	(6,561)
Tenant allowances	—	(556)

Gross deferred tax liabilities	(6,414)	(7,117)

Net deferred tax liability	$(2,272)	$(2,795)

        Recognition of deferred tax assets is based upon management's belief that it is more likely than not that a tax benefit associated with temporary differences will be utilized. A valuation allowance has not been recorded as it is more likely than not that all deferred tax assets will be realized. As of the

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Income Taxes (Continued)

date of the audit, the Company is currently not under any examination by any significant taxing authorities and the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are our fiscal years ended January 3, 2009 and forward. The effective rate differs from the statutory rate due to the following items:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands)
Amount computed using statutory rates	35.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	4.0	4.4	4.5
State income tax true-up	—	—	—
Other	(1.3)	1.3	(1.4)

Provision for income tax rate	37.7%	39.7%	37.1%

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

        Upon completion of the initial public offering, the Company adopted a new certificate of incorporation which granted the Company's board of directors authority, without further action by its stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences. As of December 31, 2011, there were no shares of undesignated preferred stock issued or outstanding.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Deficit)

Common Stock

        On May 25, 2011, the Company amended and restated the Company's Third Amended and Restated Certificate of Incorporation to reduce its total number of authorized shares of common stock to 45 million shares, par value $0.001 per share.

        On February 16, 2011, the Company completed a secondary offering of 5,703,764 shares of common stock priced at $16.50 per share. The Company sold 100,000 new shares of its common stock in the offering, and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriters' over-allotment option. The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company. The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

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

Stock-Based Compensation Plans

        On March 22, 2011, the Company's Board of Directors approved, subject to stockholder approval, an amendment and restatement of the Company's Amended and Restated 2006 Equity Plan (the "Plan"). On May 25, 2011, the Company's stockholders approved the amendment and restatement to the Plan. The amended and restated Plan permits up to 250,000 of the remaining 1,056,509 shares of common stock reserved for future issuance as of December 31, 2011 under the Plan to be issued in the form of restricted stock awards and will allow certain awards under the Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, if the compensation committee of the Company's board of directors chooses to qualify the awards in other respects.

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

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Deficit) (Continued)

        The fair value of each option grant for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
Expected option term(1)	6.25 years	6.19 years	6.25 years
Expected volatility factor(2)	65.8%	73.7%	71.0%
Risk-free interest rate(3)	1.4%	1.5%	3.1%
Expected annual dividend yield	0%	0%	0%

(1)
Since there was not sufficient historical information for grants with similar terms, the simplified or "plain-vanilla" method of estimating option life was utilized.

(2)
The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companys' common stock over the most recent period equal to the expected option life of the grant. The Company uses peer company volatility because we have been public less than two years and our expected term is over six years. These peer companies represent other publicly traded retailers in the female fashion segment.

(3)
The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same term as the option as of the grant date.

        A summary of stock option information for the fiscal year ended December 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of January 1, 2011	1,094,094	$4.45
Granted	193,266	19.67
Exercised	(623,024)	3.39
Forfeited	(30,280)	14.77

Outstanding as of December 31, 2011	634,056	$9.72

Exercisable as of December 31, 2011	106,339	$5.12	7.6 years

        The aggregate intrinsic value of outstanding and exercisable stock options, representing the excess of the average market price of the Company's stock on December 31, 2011 over the exercise price, multiplied by the applicable number of in-the-money options, was $2.1 million, at December 31, 2011. There were 106,339 in-the-money options outstanding and exercisable at December 31, 2011. The total intrinsic value of stock options exercised was $9.6 million during 2011. No stock options were exercised in 2009 or 2010.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Deficit) (Continued)

        A summary of the status of nonvested stock options as of December 31, 2011 and changes during the fiscal years 2011, 2010 and 2009, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of January 3, 2009	293,421	0.67
Granted	586,842	1.27
Vested	(133,610)	0.66
Forfeited	—	—

Nonvested as of January 2, 2010	746,653	1.14
Granted	130,000	8.54
Vested	(269,318)	1.06
Forfeited	—	—

Nonvested as of January 1, 2011	607,335	2.76
Granted	193,266	11.93
Vested	(242,604)	2.29
Forfeited	(30,280)	9.47

Nonvested as of December 31, 2011	527,717	$5.96

        A summary of the status of nonvested restricted stock as of December 31, 2011 and changes during the fiscal years 2011, 2010 and 2009, are presented below:

Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 3, 2009	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested as of January 2, 2010	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested as of January 1, 2011	—
Granted	30,704	$20.68
Vested	—	—
Forfeited	—	—

Nonvested as of December 31, 2011	30,704	$20.68

        Stock-based compensation expense of $1.1 million, $563,000 and $168,000 for the fiscal years 2011, 2010 and 2009, respectively, is included in selling, general and administrative expenses and cost of goods sold on the Company's Consolidated Statements of Operations. The Company did not capitalize any expense related to stock-based compensation. Total compensation cost related to nonvested awards

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Deficit) (Continued)

not yet recognized was $2.2 million as of December 31, 2011, and is expected to be recognized over a weighted average remaining period of 1.5 years. The weighted-average grant-date fair value of options was $11.93, $8.54 and $1.27 in fiscal years 2011, 2010 and 2009, respectively.

11. Savings Plan

        The Company provides a savings plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have attained age 21 and completed at least 1,000 hours of service in a twelve consecutive month period. The Savings Plan requires specified contributions by the employees and allows discretionary contributions by the Company. Total employer contribution expense was approximately $217,000, $158,000 and $153,000 for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively.

12. Related Parties

        The Company leases office and warehouse space under a noncancelable lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $467,000, $474,000 and $468,000 for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010, respectively, related to this lease.

13. Fair Value Measurements

        Assets and liabilities measured at fair value on a non-recurring basis consist of the following:

		Basis of Fair Value Measurements
	Fair Value of Assets (Liabilities)	Quoted Prices in Active Markets for Idential Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Long-lived assets held and used:
December 31, 2011	$8,757	$—	$—	$8,757
January 1, 2011	$7,718	$—	$—	$7,718

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Results (Unaudited)

        The following table presents summarized unaudited quarterly financial results of operations for the Company for fiscal years 2011 and 2010. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results for any particular quarter are not necessarily indicative of results of operations a full fiscal year or any other quarter.

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$73,984	$74,670	$67,110	$80,736
Gross profit	26,733	26,051	22,579	28,036
Net income	5,415	5,318	2,848	6,139
Net income per common share—basic	$0.35	$0.34	$0.18	$0.38
Net income per common share—dilutive	$0.34	$0.33	$0.18	$0.38

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$58,173	$61,172	$56,943	$67,076
Gross profit	19,770	19,981	18,221	23,590
Net income	3,389	2,331	1,343	2,748
Net income per common share—basic	$16.49	$11.28	$6.43	$0.21
Net income per common share—dilutive	$0.28	$0.19	$0.11	$0.18

        The sum of the quarterly income per common share may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

15. Earnings per Share

        Net income per common share—basic is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Net income per common share—dilutive includes the determinants of basic earnings per common share plus the additional dilution for all potentially dilutive stock options and convertible preferred stock utilizing the treasury stock method and if-converted method, respectively.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Earnings per Share (Continued)

        The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Fiscal Year Ended
	December 31, 2011	January 1, 2011	January 2, 2010
	(in thousands, except share and per share data)
Net income as reported	$19,720	$9,811	$2,780
Less: Preferred stock dividends declared	—	(113)	(150)

Net income attributable to common shareholders	$19,720	$9,698	$2,630

Weighted average basic common shares	15,780,908	3,502,657	203,235
Impact of dilutive securities:
Stock options	437,474	587,855	101,628
Convertible preferred stock	—	9,293,130	11,869,109

Weighted average dilutive common shares	16,218,382	13,383,642	12,173,972

Per common share:
Net income per common share—basic	$1.25	$2.77	$12.94
Net income per common share—dilutive	$1.22	$0.73	$0.23

        Equity awards to purchase 37,500 shares of common stock were outstanding as of December 31, 2011 and not included in the computation of diluted common shares as the exercise price of these options were greater than the average market price of the common shares. There were no outstanding options excluded from the computation of diluted common shares as of January 1, 2011 and January 2, 2010, as all of these outstanding options had exercise prices less than the average market price for the common shares.

16. Subsequent Event

        On January 20, 2012, we entered into a new Line of Credit Agreement with Branch Banking and Trust Company. This agreement provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion. The facility has maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants. Consequently, our principal market risk relates to interest rate sensitivity, which is the risk that future changes in interest rates will reduce our net income or net assets. As of March 6, 2012, there was no outstanding debt under the Line of Credit with Branch Banking and Trust Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011, the end of the period covered by this report and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

        Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management applied the criteria based on the "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

        PricewaterhouseCoopers LLP, the Company's independent registered certified public accounting firm, has audited the financial statements and the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

        Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	664,760	$9.72	358,425

Equity compensation plans not approved by security holders	—	—	—

Total	664,760	$9.72	358,425

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

Date: March 15, 2012

BODY CENTRAL CORP.
By:	/s/ B. ALLEN WEINSTEIN B. Allen Weinstein President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ TOM STOLTZ Tom Stoltz Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ B. ALLEN WEINSTEIN B. Allen Weinstein	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2012
/s/ BETH R. ANGELO Beth R. Angelo	Chief Merchandise Officer, Executive Vice President, President of Direct Sales and Director	March 15, 2012
/s/ TOM STOLTZ Tom Stoltz	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2012
/s/ SUZANNE K. HOSCH Suzanne K. Hosch	Vice President and Controller (Principal Accounting Officer)	March 15, 2012
/s/ MARTIN P. DOOLAN Martin P. Doolan	Chairman of the Board of Directors	March 15, 2012
/s/ DONNA R. ECTON Donna R. Ecton	Director	March 15, 2012

Signature	Title	Date

/s/ SCOTT M. GALLIN Scott M. Gallin	Director	March 15, 2012
/s/ JOHN K. HALEY John K. Haley	Director	March 15, 2012
/s/ DAVID A. KATZ David A. Katz	Director	March 15, 2012
Jerrold S. Rosenbaum	Director	March , 2012

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

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Body Central Corp. as amended May 25, 2011.
3.2	Amended and Restated By-Laws of Body Central Corp. (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010)
4.1	Form of Registrant's Common Stock Certificate (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010)
4.2
Registration Rights Agreement, dated October 1, 2006, between Body Central Acquisition Corp. and certain investors named therein (incorporated by reference from Registration Statement (Registration No. 333-168014) on Form S-1 filed on July 7, 2010).
10.1†	Amended and Restated 2006 Equity Incentive Plan (incorporated by reference from Appendix B to the Company's definitive proxy statement filed April 11, 2011).
10.2†
Form of Incentive Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.3†
Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).

Exhibit No.	Description
10.4	Form of Indemnification Agreement made by and between Body Central Corp. and each of its directors and executive officers (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.5
Lease Agreement, dated as of October 1, 2006, between Powers Avenue Joint Venture and Body Shop of America, Inc. (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010)
10.6†
Incentive Stock Option Agreement, dated October 12, 2009, between Body Central Acquisition Corp. and B. Allen Weinstein (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010).
10.7†
Incentive Stock Option Agreement, dated February 7, 2008, between Body Central Acquisition Corp. and Beth Angelo (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010).
10.8†
Incentive Stock Option Agreement, dated October 12, 2009, between Body Central Acquisition Corp. and Beth Angelo (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010).
10.9†
Employment Agreement dated November 27, 2007, among Body Shop of America, Inc., Catalogue Ventures, Inc. and Richard L. Walters (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.10†
Amendment No. 1 to Employment Agreement dated November 27, 2007, among Body Shop of America, Inc., Catalogue Ventures, Inc. and Richard L. Walters (incorporated by reference from Registration Statement on Form S-1 (Registration No. 333-171898) filed on January 27, 2011).
10.11†
Form of Employment Agreement between Body Central Acquisition Corp. and Beth Angelo (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.12†
Employment Agreement, dated July 8, 2009, among Body Central Acquisition Corp., Body Shop of America, Inc., Catalogue Ventures, Inc. and B. Allen Weinstein (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.13†	Employment Term Sheet dated June 1, 2011 between Body Central Corp. and Matthew Swartwood.
10.14†	Employment Agreement dated September 7, 2011 between Body Central Corp. and Thomas W. Stoltz (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 15, 2011).
10.15†
Amended and Restated Employment Agreement among Body Shop of America, Inc., Catalogue Ventures, Inc. and Curtis Hill, dated December 1, 2007, and Amendment No. 1 to Amended and Restated Employment Agreement, dated February 23, 2009 (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).

Exhibit No.	Description
10.16†	Form of Letter Agreement between Body Central Acquisition Corp. and Martin Doolan (incorporated by reference from Amendment No. 5 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on October 13, 2010).
10.17†
Form of Letter Agreement between Body Central Acquisition Corp. and Jerrold Rosenbaum (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.18†	Form of Restricted Stock Award Agreement under the Amended and Restated 2006 Equity Incentive Plan
14.1	Code of Business Conduct and Ethics (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files*
101.INS* XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document.

†
Indicates a management contract or compensatory plan or arrangement.

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.