Form 10-Q
period 2012-03-31
BODY CENTRAL CORP
filed 2012-05-10
CIK 1379246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 2, 2012 was 16,172,393 shares.

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

Body Central Corp. (herein “we”, “our”, “us” or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,	April 2,
	2012	2011	2011
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$24,608	$41,993	$25,108
Short-term investments	19,871	—	—
Accounts receivable	1,098	2,607	851
Inventories	22,530	21,141	19,543
Prepaid expenses and other current assets	4,885	4,293	4,418
Deferred tax asset	1,659	1,953	1,722
Total current assets	74,651	71,987	51,642
Property and equipment, net of accumulated depreciation and amortization of $21,089, $19,892 and $16,630	23,229	22,159	17,545
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $3,810, $3,663 and $3,166	16,395	16,542	16,982
Other assets	101	106	102
Total assets	$135,884	$132,302	$107,779
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$16,741	$16,498	$17,068
Accrued expenses and other current liabilities	15,665	18,608	13,614
Total current liabilities	32,406	35,106	30,682
Other liabilities	7,482	7,899	6,823
Deferred tax liability	3,966	4,225	4,562
Total liabilities	43,854	47,230	42,067
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,154,243 shares issued and outstanding as of March 31, 2012, 16,095,377 shares issued and outstanding as of December 31, 2011 and 15,655,957 shares issued and outstanding as of April 2, 2011	16	16	16
Additional paid-in capital	93,724	92,705	87,650
Accumulated deficit	(1,710)	(7,649)	(21,954)
Total stockholders’ equity	92,030	85,072	65,712
Total liabilities and stockholders’ equity	$135,884	$132,302	$107,779

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
	(in thousands, except share
	and per share data)

Net revenues	$82,681	$73,984
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	53,419	47,251
Gross profit	29,262	26,733
Selling, general and administrative expenses	18,250	16,701
Depreciation and amortization	1,477	1,203
Income from operations	9,535	8,829
Interest income, net of interest expense	(8)	(5)
Other income, net of other expense	(42)	(44)
Income before income taxes	9,585	8,878
Provision for income taxes	3,646	3,463
Net income	$5,939	$5,415

Net income per common share:
Basic	$0.37	$0.35
Diluted	$0.36	$0.34

Weighted-average common shares outstanding:
Basic	16,123,255	15,550,193
Diluted	16,365,933	16,070,603

Other comprehensive income, net of tax	—	—

Comprehensive income	$5,939	$5,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$5,939	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,477	1,203
Deferred income taxes	36	45
Tax benefits from stock-based compensation	(390)	(834)
Stock based compensation	392	240
Loss on disposal of property and equipment	18	—
Changes in assets and liabilities:
Accounts receivable	1,509	407
Inventories	(1,388)	(1,174)
Prepaid expenses and other current assets	(592)	(485)
Other assets	5	—
Merchandise accounts payable	243	2,188
Accrued expenses and other current liabilities	(3,262)	(1,383)
Income taxes	709	1,226
Other liabilities	(409)	1,681
Net cash provided by operating activities	4,287	8,529
Cash flows from investing activities
Purchases of property and equipment	(2,429)	(1,538)
Purchases of short-term investments	(19,871)	—
Net cash used in investing activities	(22,300)	(1,538)
Cash flows from financing activities
Proceeds from common stock offering, net of issuance costs	—	1,074
Proceeds from exercise of stock options	238	7
Tax benefits from stock-based compensation	390	834
Net cash provided by (used in) financing activities	628	1,915
Net increase (decrease) in cash and cash equivalents	(17,385)	8,906
Cash and cash equivalents
Beginning of year	41,993	16,202
End of period	$24,608	$25,108

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

Principles of Consolidation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these unaudited consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week periods ended March 31, 2012 and April 2, 2011.

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

Beginning in March 2011, we began selling gift cards in our stores, which do not expire or lose value over periods of inactivity. We account for gift cards by recognizing a liability at the time a gift card is sold. We recognize income from gift cards and gift certificates when they are redeemed by the customer.

Revenue from unredeemed gift certificates is recognized when it is determined that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates to relevant jurisdictions. No revenue from gift certificate breakage was recognized in the thirteen week periods ended March 31, 2012 and April 2, 2011.

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

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the Consolidated Statements of Comprehensive Income.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820). The amended guidance requires most entities to change wording that describes the requirements for measuring fair value and for disclosing information about fair value measurements. The objective of this amendment is to develop a single, converged fair value framework between the FASB and International Accounting Standards Board (IFRS). The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (ASC) 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210). The amended guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this amendment is to facilitate comparability between entities that prepare their financial statements on the basis of GAAP and those that prepare it on the basis of IFRS. This guidance is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements or disclosures.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. The fair values of cash, accounts receivable, accounts payable and accrued expenses are equal to their carrying values based on their liquidity.

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

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Municipal Bonds	$10,259	$—	$10,259	$—
Short-term, high-quality, fixed-income securities	7,655	—	7,655	—
Certificates of Deposit	1,957	1,957	—	—

Total	$19,871	$1,957	$17,914	$—

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	April 2,	Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
		(in thousands)

Money Market Securities	$20,153	$20,153	$—	$—

Total	$20,153	$20,153	$—	$—

As of March 31, 2012, the Company’s investment portfolio primarily consisted of $10.3 million in state and municipal bonds, $7.7 million in mutual funds and $1.9 million in certificates of deposit. These securities are held in managed funds with underlying ratings of A or better. As of April 2, 2011, the Company had $20.2 million in money market securities.

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the accompanying unaudited Consolidated Balance Sheets.

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 38.0% and 39.0% for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively. The decrease in the effective tax rate for the thirteen-week period ended March 31, 2012 was primarily due to discrete items.

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

4.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $119,000 and $117,000 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, related to this lease.

5.                            Leases

The Company’s retail stores and corporate offices are in leased facilities. Lease terms for retail stores generally range up to ten years and provide for escalations in base rents. The Company does not have obligations to renew the leases. Certain leases provide for contingent rentals based upon sales. Most leases also require additional payments covering real estate taxes, common area costs and insurance.

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of March 31, 2012, are as follows:

Fiscal Year	(in thousands)
2012 Remaining	$15,504
2013	18,969
2014	17,608
2015	15,989
2016	13,443
Thereafter	17,798
Total	$99,311

6.                            Debt

On January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion.  The facility has maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.  As of March 31, 2012, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

7.                            Stockholders’ Equity

Common Stock

On February 16, 2011, the Company completed a secondary offering of 5,703,764 shares of common stock priced at $16.50 per share.  The Company sold 100,000 new shares of its common stock in the offering, and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company.  The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

On May 25, 2011, the Company amended and restated the Company’s Third Amended and Restated Certificate of Incorporation to reduce its total number of authorized shares of common stock to 45 million shares, par value $0.001 per share.

Stock-Based Compensation Plan

On May 25, 2011, the Company’s stockholders approved an amendment and restatement to the Plan.  The amended and restated Plan permits up to 250,000 of the remaining 1,051,509 shares of common stock reserved for future issuance as of March 31, 2012 under the Plan to be issued in the form of restricted stock awards and will allow certain awards under the Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, if the compensation committee of the Company’s board of directors chooses to qualify the awards in other respects.

Stock-based compensation expense of $392,000 and $240,000 for the thirteen weeks ended March 31, 2012 and April 2, 2011, respectively, is included in selling, general and administrative expenses and cost of goods sold on the Company’s Consolidated Statements of Comprehensive Income. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the thirteen weeks ended March 31, 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option term (1)	6.25 years
Expected volatility factor (2)	66.2%
Risk-free interest rate (3)	1.1%
Expected annual dividend yield	0%

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

A summary of stock option information for the thirteen weeks ended March 31, 2012 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding as of December 31, 2011	634,056	$9.72
Granted	5,000	28.84
Exercised	(58,866)	4.04
Forfeited	—
Outstanding as of March 31, 2012	580,190	$10.46
Exercisable as of March 31, 2012	100,609	$5.51	7.4 years

A summary of the status of nonvested options awards as of March 31, 2012 and changes during the thirteen weeks ended March 21, 2012, are presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 31, 2011	527,717	$5.96
Granted	5,000	11.50
Vested	(53,136)	2.18
Forfeited	—
Nonvested as of March 31, 2012.	479,581	$6.50

Total compensation cost related to nonvested stock option awards not yet recognized was $1.8 million as of March 31, 2012, and is expected to be recognized over a weighted average remaining period of 1.5 years.

Restricted Stock Awards

Weighted
Average Grant
	Number of	Date Fair Value
	Shares	Per Share

Restricted stock awards at December 31, 2011	30,704	$20.68
Granted	—
Vested	—
Forfeited	—
Restricted stock awards at March 31, 2012	30,704	$20.68

As of March 31, 2012, unrecognized compensation expense of $365,000 related to non-vested restricted stock awards is expected to be recognized over the next 1.5 years.

8.                            Earnings Per Share

Net income per common share-basic is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net income per common share-dilutive includes the determinants of basic income per common share plus the additional dilution for all potentially dilutive stock options and convertible preferred stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
	(in thousands, except share
	and per share data)
Net income as reported	$5,939	$5,415
Net income attributable to common shareholders	$5,939	$5,415

Weighted average basic common shares	16,123,255	15,550,193
Impact of dilutive securities:
Stock options	228,340	520,410
Restricted Stock	14,388	—
Weighted average dilutive common shares	16,365,933	16,070,603

Per common share:
Net income per common share - basic	$0.37	$0.35
Net income per common share - dilutive	$0.36	$0.34

Equity awards to purchase 122,266 and 138,500 shares of common stock for the thirteen weeks March 31, 2012 and April 2, 2011, respectively were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC, and our unaudited consolidated financial statements and the related notes included herein. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors. See “Forward-Looking Statements.”

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

As of March 31, 2012, we had 243 stores with an average size of approximately 4,300 square feet. Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest.  In the thirteen weeks ended March 31, 2012, we opened four stores and closed two.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, store contribution, selling, general and administrative expenses, earnings before interest taxes depreciation and amortization, and net income.

Net Revenues

Net revenues consist of sales of our merchandise from comparable stores and non-comparable stores and direct sales through our catalog and e-commerce channels, including shipping and handling fees charged to our customers.  Net revenues from our stores and direct business reflect sales of our merchandise less estimated returns and merchandise discounts.

Store Sales

There may be variation in the way in which other retailers calculate “comparable” or “same store” sales.  We include a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store’s sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

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

Opening new stores is an important part of our growth strategy. We expect a significant percentage of our net revenues to come from non-comparable store sales. Accordingly, comparable store sales is only one element we use to assess the success of our growth strategy. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Our business is seasonal and as a result, our revenues fluctuate. In addition, our revenues in any given quarter can be affected by timing of holidays, the weather and other factors beyond our control.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011

Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of goods sold	64.6	63.9
Gross profit	35.4	36.1
Selling, general and administrative expenses	22.1	22.6
Depreciation and amortization	1.8	1.6
Income from operations	11.5	11.9
Interest income, net of interest expense	(0.0)	(0.0)
Other income, net of other expense	(0.1)	(0.1)
Income before income taxes	11.6	12.0
Provision for income taxes	4.4	4.7
Net income	7.2%	7.3%

Operating Data (unaudited):
Stores:
Comparable store sales change	-1.4%	16.1%
Number of stores open at end of period	243	214
Sales per gross square foot (in whole dollars)	$68	$69
Average square feet per store	4,294	4,300
Total gross square feet at end of period (in thousands)	1,043	920
Direct:
Number of catalogs circulated (in thousands)	8,125	8,165
Revenue per catalog (in whole dollars)	$1.44	$1.31

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

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011

Stores at beginning of period	241	209
Stores opened during period	4	5
Stores closed during period	(2)	—
Stores at end of period	243	214

Thirteen Weeks Ended March 31, 2012 Compared to the Thirteen Weeks Ended April 2, 2011

	Thirteen Weeks Ended
	March 31,		April 2,
	2012		2011
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$82,681	100.0%	$73,984	100.0%	$8,697	11.8%
Cost of goods sold	53,419	64.6	47,251	63.9	6,168	13.1
Gross profit	29,262	35.4	26,733	36.1	2,529	9.5
Selling, general and administrative expenses	18,250	22.1	16,701	22.6	1,549	9.3
Depreciation and amortization	1,477	1.8	1,203	1.6	274	22.8
Income from operations	9,535	11.5	8,829	11.9	706	8.0
Interest income, net of interest expense	(8)	—	(5)	—	(3)	60.0
Other income, net of other expense	(42)	(0.1)	(44)	(0.1)	2	(4.5)
Income before income taxes	9,585	11.6	8,878	12.0	707	8.0
Provision for income taxes	3,646	4.4	3,463	4.7	183	5.3
Net income	$5,939	7.2%	$5,415	7.3%	$524	9.7%

Operating Data:
Revenues:
Stores	$70,946	85.8%	$63,321	85.6%	$7,625	12.0%
Direct	11,735	14.2	10,663	14.4	1,072	10.1
Net revenues	$82,681	100.0%	$73,984	100.0%	$8,697	11.8%

Net Revenues

Net revenues increased by $8.7 million, or 11.8%, for the thirteen weeks ended March 31, 2012, as compared to the thirteen weeks ended April 2, 2011.

Store sales increased $7.6 million, or 12.0%, for the thirteen weeks ended March 31, 2012, as compared to the thirteen weeks ended April 2, 2011. The increase in store sales resulted from the 29 net store additions since April 2, 2011, partially offset by a slight decrease in comparable store sales. Comparable store sales decreased $857,000, or 1.4%, for the thirteen weeks ended March 31, 2012, compared to an increase of 16.1% for the thirteen weeks ended April 2, 2011. Non-comparable store sales increased $8.5 million for the thirteen weeks ended March 31, 2012, compared to the thirteen weeks ended April 2, 2011. There were 206 comparable stores and 37 non-comparable stores open during the thirteen weeks ended March 31, 2012.

Direct sales, including shipping and handling fees, from our direct business increased $1.1 million, or 10.1%, for the thirteen weeks ended March 31, 2012, as compared to the thirteen weeks ended April 2, 2011.  This increase was due to higher average revenue per catalog.

Gross Profit

Gross profit increased $2.5 million, or 9.5%, for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011. As a percentage of net revenues, gross profit margin decreased by 70 basis points for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011.  This decrease was attributable to a 60 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 10 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $1.5 million, or 9.3%, for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011. This increase resulted in part from a $1.2 million increase in store operating expenses due primarily to the 29 net store additions since April 2, 2011. As a percentage of net revenues, store operating expenses decreased to 15.6% for the thirteen weeks ended March 31, 2012 as compared to 15.8% for the thirteen weeks ended April 2, 2011, primarily due to the leveraging of store payroll as a percentage of net revenues.

General and administrative expenses increased $372,000 for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011 due primarily to compensation related expenses for corporate positions.  As a percentage of net revenues, general and administrative expenses decreased to 6.5% for the thirteen weeks ended March 31, 2012 from 6.8% for the thirteen weeks ended April 2, 2011.  The decrease as a percent of net revenues was primarily due to reduction in information technology expenses offset by an increase in compensation related expenses.

As a percentage of net revenues, selling, general and administrative expenses were 22.1% for the thirteen weeks ended March 31, 2012 and 22.6% for the thirteen weeks ended April 2, 2011 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $274,000, or 22.8%, for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011.  This increase was primarily due to capital expenditures from new store construction and upgrades to our information technology systems.  As a percentage of net revenues, depreciation and amortization expense increased 20 basis points for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011.

Interest Income, Net of Interest Expense

Interest income, net of interest expense, was $8,000 for the thirteen weeks ended March 31, 2012  and $5,000 for the thirteen weeks ended April 2, 2011.

Provision for Income Taxes

Provision for income taxes increased $183,000 for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011, which was attributable to a $707,000 increase in income before income taxes, which was partially offset by a reduction in the effective tax rate of 100 basis points to 38.0% in the thirteen weeks ended March 31, 2012 from 39.0% in the thirteen weeks ended April 2, 2011. The decrease in the effective tax rate for the thirteen-week period ended March 31, 2012 was primarily due to discrete items.

Net Income

Net income increased $524,000 for the thirteen weeks ended March 31, 2012 as compared to the thirteen weeks ended April 2, 2011 due to the factors discussed above.

Liquidity and Capital Resources

Our primary source of liquidity is currently cash flows from operations. Our primary cash need is for capital expenditures in connection with opening new stores, remodeling or relocating existing stores, distributing our catalogs, operating our website and the additional working capital required for running our operations. Cash is also required for investment in our information technology systems, maintenance of existing facilities and distribution facility enhancements, when required. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we typically have up to 30 days to pay our merchandise vendors, depending on the applicable vendor terms.

We also have availability under a line of credit facility.  On January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million. The facility has a maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.  As of March 31, 2012, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

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

Our cash and cash equivalents balance decreased $500,000 to $24.6 million as of March 31, 2012, from $25.1 million as of April 2, 2011. Components of this change in cash for the thirteen weeks ended March 31, 2012, as well as the change for the thirteen weeks ended April 2, 2011, are shown in the following table:

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
	(in thousands)
	(unaudited)
Provided by operating activities	$4,287	$8,529
Used in investing activities	(22,300)	(1,538)
Provided by financing activities	628	1,915
Increase (decrease) in cash and cash equivalents	$(17,385)	$8,906

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements, as summarized in following table:

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
	(in thousands)
	(unaudited)
Net income	$5,939	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,477	1,203
Deferred income taxes	36	45
Inventories	(1,388)	(1,174)
Merchandise accounts payable	243	2,188
Other working capital components, net	(2,020)	852
Net cash provided by operating activities	$4,287	$8,529

Net cash provided by operating activities decreased by $4.2 million to $4.3 million during the thirteen weeks ended March 31, 2012 as compared to $8.5 million for the thirteen weeks ended April 2, 2011. This reduction was primarily attributable to a $2.9 million unfavorable change in other working capital components, and a $2.2 million unfavorable change in our requirements for inventory, net of merchandise accounts payable, partially offset by a $524,000 favorable change in net income and a $274,000 favorable change in depreciation and amortization.

Investing Activities

Investing activities consist primarily of capital expenditures for new and existing stores, as well as our investment in information technology:

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
	(in thousands)
	(unaudited)
Purchases of property and equipment (net of tenant allowances)	$(2,429)	$(1,538)
Purchases of short-term investments	(19,871)	—
Net cash used in investing activities	$(22,300)	$(1,538)

For the thirteen weeks ended March 31, 2012, net cash used in investing activities increased $20.8 million as compared to the thirteen weeks ended April 2, 2011.  This increase was primarily attributable to $19.9 million of purchases of short-term investments and an $891,000 increase in new store construction and capital expenditures related to upgrading our software systems that support our store operations and direct business.

Financing Activities

Financing activities consist primarily of proceeds from a common stock offering, exercise of employee stock options and tax benefits from stock-based award activities:

	Thirteen Weeks Ended
	March 31,	April 2,
	2012	2011
	(in thousands)
	(unaudited)
Proceeds from common stock offering, net of issuance costs	$—	$1,074
Proceeds from the issuance of stock options	238	7
Tax benefits of stock-based compensation	390	834
Net cash provided by financing activities	$628	$1,915

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

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position and net cash provided by operating activities, short-term investments and availability under the Line of Credit Facility will be adequate to finance our working capital needs and planned capital expenditures for at least the next 12 months.  Planned capital expenditures for fiscal year 2012 include expenditures for at least 35 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which includes investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, impairment of long-lived assets, goodwill, income taxes and stock-based compensation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

New Accounting Standards

Refer to page 9 of Notes to the Consolidated Financial Statements

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A. of Part II of our Form 10-K for the year ended December 31, 2011.

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

ITEM 1A.               RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov.

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Description

10.1	Line of Credit Agreement with Branch Banking and Trust Company
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

Interactive data files from Body Central Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

*

These certifications are being furnished solely to accompany this report pursuant to 18 U.S.C. §1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Company’s filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**

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

Date: May 10, 2012

BODY CENTRAL CORP.

By:	/s/ B. Allen Weinstein
B. Allen Weinstein
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)