Form 10-Q
period 2012-06-30
BODY CENTRAL CORP
filed 2012-08-09
CIK 1379246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2012 was 16,271,118 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which the Company operates and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known risks, uncertainties and other factors that are in some cases beyond our control.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that the Company expects, including:

•                  our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•                  failure to execute successfully our growth strategy;

•                  changes in consumer spending and general economic conditions;

•                  changes in the competitive environment in our industry and the markets the Company serves, including increased competition from other retailers;

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

Body Central Corp. (herein “we”, “our”, “us” or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that our assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”).

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,	July 2,
	2012	2011	2011
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$26,447	$41,993	$29,229
Short-term investments	15,601	—	—
Accounts receivable	1,058	2,607	741
Inventories	18,103	21,141	18,079
Prepaid expenses and other current assets	6,518	4,293	3,475
Deferred tax asset	1,793	1,953	1,974
Total current assets	69,520	71,987	53,498
Property and equipment, net of accumulated depreciation and amortization of $22,284, $19,892 and $17,617	26,182	22,159	19,318
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $3,810, $3,663 and $3,370	16,395	16,542	16,835
Other assets	106	106	102
Total assets	$133,711	$132,302	$111,261
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$10,054	$16,498	$14,482
Accrued expenses and other current liabilities	15,465	18,608	13,878
Total current liabilities	25,519	35,106	28,360
Other liabilities	7,392	7,899	5,619
Deferred tax liability	4,001	4,225	4,598
Total liabilities	36,912	47,230	38,577
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,271,118 shares issued and outstanding as of June 30, 2012, 16,095,377 shares issued and outstanding as of December 31, 2011 and 15,816,541 shares issued and outstanding as of July 2, 2011	16	16	16
Additional paid-in capital	95,215	92,705	89,304
Accumulated income (deficit)	1,575	(7,649)	(16,636)
Accumulated other comprehensive loss	(7)	—	—
Total stockholders’ equity	96,799	85,072	72,684

Total liabilities and stockholders’ equity	$133,711	$132,302	$111,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(in thousands, except share
	and per share data)

Net revenues	$79,355	$74,670	$162,036	$148,654
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	54,622	48,619	108,041	95,870
Gross profit	24,733	26,051	53,995	52,784
Selling, general and administrative expenses	17,852	16,695	36,102	33,396
Depreciation and amortization	1,385	1,270	2,862	2,473
Income from operations	5,496	8,086	15,031	16,915
Interest income, net of interest expense	—	(7)	(7)	(12)
Other income, net of other expense	(15)	(122)	(58)	(166)
Income before income taxes	5,511	8,215	15,096	17,093
Provision for income taxes	2,062	2,897	5,708	6,360
Net income	$3,449	$5,318	$9,388	$10,733

Net income per common share:
Basic	$0.21	$0.34	$0.58	$0.68
Diluted	$0.21	$0.33	$0.57	$0.66

Weighted-average common shares outstanding:
Basic	16,180,104	15,816,541	16,152,007	15,794,562
Diluted	16,364,447	16,181,665	16,361,514	16,144,142

Other comprehensive loss:
Unrealized loss on short-term investments	7	—	7	—
Provision for income taxes	(3)	—	(3)	—
Other compresensive loss, net of tax	4	—	4	—

Comprehensive income	$3,445	$5,318	$9,384	$10,733

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$9,388	$10,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,862	2,473
Deferred income taxes	(64)	(171)
Excess tax benefits from stock-based compensation	(709)	(1,850)
Stock based compensation	1,288	494
Amortization of premiums and discounts on investments, net	152	—
Loss on disposal of property and equipment	58	6
Changes in assets and liabilities:
Accounts receivable	1,549	517
Inventories	3,038	290
Prepaid expenses and other current assets	(2,225)	458
Merchandise accounts payable	(6,444)	(398)
Accrued expenses and other current liabilities	(2,434)	(760)
Income taxes	—	617
Other liabilities	(492)	1,753
Net cash provided by operating activities	5,967	14,162
Cash flows from investing activities
Purchases of property and equipment	(6,812)	(4,449)
Purchases of short-term investments	(16,885)	—
Proceeds from sales of short-term investments	100	—
Proceeds from maturities of short-term investments	1,025	—
Net cash used in investing activities	(22,572)	(4,449)

Cash flows from financing activities
Proceeds from common stock offering, net of issuance costs	—	1,074
Proceeds from exercise of stock options	350	390
Excess tax benefits from stock-based compensation	709	1,850
Net cash provided by financing activities	1,059	3,314
Net (decrease) increase in cash and cash equivalents	(15,546)	13,027

Cash and cash equivalents
Beginning of year	41,993	16,202
End of period	$26,447	$29,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.                            Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization

Body Central Corp. (the ‘‘Company’’) is a specialty retailer of young women’s apparel and accessories operating retail stores in the South, Southwest, Mid-Atlantic and Midwest regions of the United States. The Company operates specialty apparel stores under the Body Central and Body Shop banners as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com.

Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the condensed consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week and twenty-six week periods ended June 30, 2012 and July 2, 2011.

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

Revenue Recognition

The Company recognizes revenue, and the related cost of goods sold is expensed, at point-of-sale or upon shipment to customers. Shipping and handling fees billed to customers for online and catalog sales are included in net revenues, and the related shipping and handling costs are included in cost of goods sold. Based on historical sales returns, an allowance for sales returns is recorded as a reduction of net revenues in the periods in which the sales are recognized. Sales tax collected from customers is excluded from net revenues and is included as part of accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

Beginning in March 2011, the Company began selling gift cards in our stores, which do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The Company recognizes income from gift cards and gift certificates when they are redeemed by the customer.

Revenue from unredeemed gift certificates is recognized when it is determined that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates to relevant jurisdictions. No revenue from gift certificate breakage was recognized in the thirteen week and twenty-six week periods ended June 30, 2012 and July 2, 2011.

Cash and Cash Equivalents

The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

The Company classifies its investments as available-for-sale. Short-term investments which have a maturity of one year or less at acquisition are carried at full value. Unrealized gains or losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and the forecasted performance of the investment. Interest income is recognized as earned. Income on investments includes the amortization of the premium and accretion of discount for debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification.

Our short-term investments consist of tax-free municipal bonds that have maturities that are less than one year.  Our short-term investments are available-for-sale securities that are recorded at fair market value.  Short-term investments on the Condensed Consolidated Balance Sheets were $15.6 million as of June 30, 2012.

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

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the Condensed Consolidated Statements of Comprehensive Income.

Reclassification

A reclassification has been made to the twenty-six weeks ended July 2, 2011 Condensed Consolidated Balance Sheets in order to conform to the presentation for the twenty-six weeks ended June 30, 2012.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820). The amended guidance requires most entities to change wording that describes the requirements for measuring fair value and for disclosing information about fair value measurements. The objective of this amendment is to develop a single, converged fair value framework between the FASB and International Accounting Standards Board (IFRS). The Company’s adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (ASC) 220, Comprehensive Income. The amended guidance requires most entities to present changes in net income and other comprehensive income in either a single statement of comprehensive income or two separate, but consecutive, statements. The objective of these amendments is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This guidance is effective for fiscal years beginning after December 15, 2011. The Company’s adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210). The amended guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this amendment is to facilitate comparability between entities that prepare their financial statements on the basis of GAAP and those that prepare it on the basis of IFRS. This guidance is effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance will not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable and accounts payable. The fair values of cash, accounts receivable and accounts payable are equal to their carrying values based on their liquidity.

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

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Municipal Bonds	$19,748	$—	$19,748	$—
Short-term, high-quality, fixed-income securities	1,462	—	1,462	—
Certificates of Deposit	1,960	1,960	—	—
Total	$23,170	$1,960	$21,210	$—

Certificates of deposit, fixed-income securities and municipal bonds with an initial maturity of three months or less when purchased are classified as cash and cash equivalents on the accompanying unaudited Condensed Consolidated Balance Sheets. Municipal bonds with an initial maturity greater than three months when purchased and a maturity of one year or less are classified as short-term investments on the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2012, municipal bonds in the amount of $4.1 million, fixed-income securities in the amount of $1.5 million and certificates of deposit in the amount of $2.0 million were included in cash and cash equivalents and municipal bonds in the amount of $15.6 million were included in short-term investments.

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	July 2,	Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Money Market Securities	$24,359	$24,359	$—	$—

Total	$24,359	$24,359	$—	$—

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the accompanying unaudited Condensed Consolidated Balance Sheets.

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 37.4% and 35.3% for the thirteen weeks ended June 30, 2012 and July 2, 2011, respectively, and 37.8% and 37.2% for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively.  The increase in the effective tax rate for the thirteen week and twenty-six week periods ended June 30, 2012 was primarily due to non-recurring discrete items recorded in the prior year related to changes in the employee incentive stock plan.

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

4.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $240,000 and $233,000 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively, related to this lease.

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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of June 30, 2012, are as follows:

Fiscal Year	(in thousands)
2012 Remaining	$11,483
2013	21,336
2014	19,566
2015	17,501
2016	14,882
Thereafter	20,142
Total	$104,910

6.                            Debt

On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20.0 million at its sole discretion.  The facility has maturity date of May

5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.  As of June 30, 2012, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

7.                            Stockholders’ Equity

Common Stock

On February 16, 2011, the Company completed a secondary offering of 5,703,764 shares of common stock priced at $16.50 per share.  The Company sold 100,000 new shares of its common stock in the offering and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company.  The Company did not receive any proceeds from the sale of the shares by the selling stockholders.

On May 25, 2011, the Company amended and restated the Company’s Third Amended and Restated Certificate of Incorporation to reduce its total number of authorized shares of common stock to 45 million shares, par value $0.001 per share.

Stock-Based Compensation Plan

On May 24, 2012, the Company’s stockholders approved an amendment and restatement of the Company’s Amended and Restated 2006 Equity Incentive Plan (the “Plan”).  The Plan as amended and restated (i) increases the number of shares available under the Plan by 400,000 shares; (ii) eliminates the element of the Plan’s definition of change of control that previously included a discretionary determination by the board of directors that a change of control had occurred; (iii) modifies treatment of awards upon a change of control of the Company to provide that, if a successor assumes or replaces awards granted under the Plan, 50% of the unvested portion of an award will vest and the remaining portion will not be accelerated upon the change of control unless the participant’s employment is also terminated; (iv) enhances the Plan’s flexibility with respect to award types and adds individual limits for each award type; and (v) makes future awards under the Plan subject to any “clawback” or recoupment policy that the Company maintains from time to time.

Stock-based compensation expense of $1.3 million and $494,000 for the twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively, is included in selling, general and administrative expenses and cost of goods sold on the Company’s Condensed Consolidated Statements of Comprehensive Income. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the twenty six weeks ended June 30, 2012 and July 2, 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2012	2011

Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	66.24%	68.20%
Risk-free interest rate (3)	1.1%	2.3%
Expected annual dividend yield	0%	0%

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

A summary of stock option information for the twenty-six weeks ended June 30, 2012 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term

Outstanding as of December 31, 2011	634,056	$9.72
Granted	98,577	24.48
Exercised	(86,197)	4.06
Forfeited	—
Outstanding as of June 30, 2012	646,436	$12.73
Exercisable as of June 30, 2012	120,956	$6.37	7.26 years

A summary of the status of nonvested options awards as of June 30, 2012 and changes during the twenty-six weeks ended June 30, 2012, are presented below:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	Per Share

Nonvested as of December 31, 2011	527,717	$5.96
Granted	98,577	14.84
Vested	(100,308)	2.79
Forfeited	(506)	0.98
Nonvested as of June 30, 2012.	525,480	$8.24

Total compensation cost related to nonvested stock option awards not yet recognized was $2.7 million as of June 30, 2012, and is expected to be recognized over a weighted average remaining period of 3.4 years.

Restricted Stock Awards

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	Per Share

Nonvested Restricted stock awards as of December 31, 2011	30,704	$20.68
Granted	61,370	23.83
Vested	(5,400)	25.00
Forfeited	(2,530)	19.76
Nonvested as of June 30, 2012.	84,144	$22.73

As of June 30, 2012, unrecognized compensation expense of $1.5 million related to nonvested restricted stock awards is expected to be recognized over the next 3.2 years.

8.                            Earnings Per Share

Net income per common share-basic is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Net income per common share-dilutive includes the determinants of basic income per common share plus the additional dilution for all potentially dilutive stock options and restricted stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011
	(in thousands, except share
	and per share data)

Net income as reported	$3,449	$5,318	$9,388	$10,733
Net income attributable to common shareholders	$3,449	$5,318	$9,388	$10,733

Weighted average basic common shares	16,180,104	15,816,541	16,152,007	15,794,562
Impact of dilutive securities:
Stock options	171,063	365,124	196,488	349,104
Restricted Stock	13,280	—	13,019	476
Weighted average dilutive common shares	16,364,447	16,181,665	16,361,514	16,144,142

Per common share:
Net income per common share - basic	$0.21	$0.34	$0.58	$0.68
Net income per common share - dilutive	$0.21	$0.33	$0.57	$0.66

Equity awards to purchase 263,343 and 33,500 shares of common stock for the thirteen weeks and twenty-six weeks ended June 30, 2012 and July 2, 2011, respectively were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

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

Overview

Founded in 1972, Body Central Corp. is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. The company operates specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodyc.com. The Company targets women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. The Company  continually updates our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. The Company believes our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.  Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 provides additional information about our business, operations and financial condition.

As of June 30, 2012, the Company had 257 stores with an average size of approximately 4,274 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the twenty-six weeks ended June 30, 2012, the Company opened nineteen stores and closed three.

How the Company Assesses the Performance of Our Business

In assessing the performance of our business, the Company considers a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, store contribution, selling, general and administrative expenses, earnings before interest taxes depreciation and amortization and net income.

Net Revenues

Net revenues consist of sales of our merchandise from comparable stores and non-comparable stores and direct sales through our catalog and e-commerce channels, including shipping and handling fees charged to our customers.  Net revenues from our stores and direct business reflect sales of our merchandise less estimated returns and merchandise discounts.

Store Sales

There may be variation in the way in which other retailers calculate “comparable” or “same store” sales.  The Company includes a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store’s sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

•     consumer preferences, buying trends and overall economic trends;

•     our ability to identify and respond effectively to fashion trends and customer preferences;

•     changes in competition;

•     changes in our merchandise mix;

•     changes in pricing levels and average unit price;

•     the timing of our releases of new merchandise;

•     the level of customer service that the Company provides in our stores;

•     our ability to source and distribute products efficiently; and

•     the number of stores the Company opens and closes in any period.

Opening new stores is an important part of our growth strategy. The Company expects a significant percentage of our net revenues to come from non-comparable store sales. Accordingly, comparable store sales is only one element the Company uses to assess the success of our growth strategy.

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

Direct Sales

The Company offers direct sales through our catalogs and through our e-commerce website, www.bodyc.com, which accepts orders directly from our customers. The Company believes the circulation of our catalogs and access to our website increases our reputation and brand recognition with our target customers and helps support the strength of our store operations.  Direct sales are not included in our comparable store sales.

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

Our cost of goods sold is greater in higher volume periods because cost of goods sold generally increases as net revenues increase.  The Company reviews inventory levels on an ongoing basis in order to identify slow-moving merchandise and take appropriate markdowns to clear these goods. The timing and level of markdowns are normally not seasonal in nature, but are driven by customer acceptance of our merchandise. If the Company misjudges sales levels and/or trends, the Company may be faced with excess inventories and be required to mark down our prices for those products in order to sell them.  The Company records a markdown reserve based on estimates of future markdowns related to current inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all operating costs not included in cost of goods sold. These expenses include payroll and other expenses related to operations at our corporate headquarters. These expenses generally do not vary proportionally with net revenues. As a result, selling, general and administrative expenses as a percentage of net revenues are usually higher in lower volume periods and usually lower in higher volume periods. The components of our selling, general and administrative expenses may not be comparable to those of other retailers. The Company expects that our selling, general and administrative expenses will increase in future periods due to our continued store growth and growth in our direct business.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.8	65.1	66.7	64.5
Gross profit	31.2	34.9	33.3	35.5
Selling, general and administrative expenses	22.5	22.4	22.3	22.5
Depreciation and amortization	1.8	1.7	1.7	1.7
Income from operations	6.9	10.8	9.3	11.4
Interest income, net of interest expense	0.0	0.0	(0.0)	0.0
Other income, net of other expense	(0.0)	(0.2)	(0.0)	(0.1)
Income before income taxes	6.9	11.0	9.3	11.5
Provision for income taxes	2.6	3.9	3.5	4.3
Net income	4.3%	7.1%	5.8%	7.2%

Operating Data (unaudited):
Stores:
Comparable store sales change	-7.6%	14.7%	-4.5%	15.4%
Number of stores open at end of period	257	221	257	221
Sales per gross square foot (in whole dollars)	$62	$68	$126	$134
Average square feet per store	4,274	4,305	4,274	4,305
Total gross square feet at end of period (in thousands)	1,098	951	1,098	951
Direct:
Number of catalogs circulated (in thousands)	7,500	6,780	15,625	14,945
Revenue per catalog (in whole dollars)	$1.47	$1.49	$1.46	$1.39

The Company has determined our operating segments on the same basis that the Company uses internally to evaluate performance. Our operating segments are our stores and our direct business. These have been aggregated into one reportable segment. The Company aggregates our operating segments because they have a similar type of customer, nature of products, nature of production process and distribution methods as well as similar economic characteristics.

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 2,	June 30,	July 2,
	2012	2011	2012	2011

Stores at beginning of period	243	214	241	209
Stores opened during period	15	7	19	12
Stores closed during period	(1)	—	(3)	—
Stores at end of period	257	221	257	221

Thirteen Weeks Ended June 30, 2012 Compared to the Thirteen Weeks Ended July 2, 2011

	Thirteen Weeks Ended
	June 30,		July 2,
	2012		2011
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$79,355	100.0%	$74,670	100.0%	$4,685	6.3%
Cost of goods sold	54,622	68.8	48,619	65.1	6,003	12.3
Gross profit	24,733	31.2	26,051	34.9	(1,318)	(5.1)
Selling, general and administrative expenses	17,852	22.5	16,695	22.4	1,157	6.9
Depreciation and amortization	1,385	1.8	1,270	1.7	115	9.1
Income from operations	5,496	6.9	8,086	10.8	(2,590)	(32.0)
Interest income, net of interest expense	—	—	(7)	—	7	(100.0)
Other income, net of other expense	(15)	—	(122)	(0.2)	107	(87.7)
Income before income taxes	5,511	6.9	8,215	11.0	(2,704)	(32.9)
Provision for income taxes	2,062	2.6	2,897	3.9	(835)	(28.8)
Net income	$3,449	4.3%	$5,318	7.1%	$(1,869)	(35.1)%

Operating Data:
Revenues:
Stores	$68,337	86.1%	$64,558	86.5%	$3,779	5.9%
Direct	11,018	13.9	10,112	13.5	906	9.0
Net revenues	$79,355	100.0%	$74,670	100.0%	$4,685	6.3%

Net Revenues

Net revenues increased by $4.7 million, or 6.3%, for the thirteen weeks ended June 30, 2012, as compared to the thirteen weeks ended July 2, 2011.

Store sales increased $3.8 million, or 5.9%, for the thirteen weeks ended June 30, 2012, as compared to the thirteen weeks ended July 2, 2011. The increase in store sales resulted from the 36 net store additions since July 2, 2011, partially offset by a decrease in comparable store sales. Comparable store sales decreased $4.7 million, or 7.6%, for the thirteen weeks ended June 30, 2012, compared to an increase of 14.7% for the thirteen weeks ended July 2, 2011. The decrease in our comparable store sales was a result of a reduction in the number of transactions per store and a decrease in the average price per unit.  Non-comparable store sales increased $8.5 million for the thirteen weeks ended June 30, 2012, compared to the thirteen weeks ended July 2, 2011. There were 205 comparable stores and 52 non-comparable stores open during the thirteen weeks ended June 30, 2012.

Direct sales, including shipping and handling fees, increased $906,000, or 9.0%, for the thirteen weeks ended June 30, 2012, from the thirteen weeks ended July 2, 2011.  This increase was due primarily from the increase in the number of catalogs circulated.

Gross Profit

Gross profit decreased $1.3 million, or 5.1%, for the thirteen weeks ended June 30, 2012 as compared to the thirteen weeks ended July 2, 2011. As a percentage of net revenues, gross profit margin decreased by 370 basis points for the thirteen weeks ended June 30, 2012 as compared to the thirteen weeks ended July 2, 2011.  This decrease was attributable to a 280 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 90 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $1.2 million, or 6.9%, for the thirteen weeks ended June 30, 2012 as compared to the thirteen weeks ended July 2, 2011. This increase resulted in part from a $1.3 million increase in store operating expenses due primarily to the 36 net store additions since July 2, 2011. As a percentage of net revenues, store operating expenses increased to 15.4% for the thirteen weeks ended June 30, 2012 as compared to 14.7% for the thirteen weeks ended July 2, 2011. General and administrative expenses decreased $97,000 for the thirteen weeks ended June 30, 2012 as compared to the thirteen weeks ended July 2, 2011.  As a percentage of net revenues, general and administrative expenses decreased to 7.1% for the thirteen weeks ended June 30, 2012 from 7.7% for the thirteen weeks ended July 2, 2011.  The decrease as a percent of net revenues was primarily due to reduction in information technology expenses and a reduction of $1.2 million in accrued bonus compensation. As a percentage of net revenues, selling, general and administrative expenses were 22.5% for the thirteen weeks ended June 30, 2012 and 22.4% for the thirteen weeks ended July 2, 2011 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $115,000, or 9.1%, for the thirteen weeks ended June 30, 2012 as compared to the thirteen weeks ended July 2, 2011.  This increase was primarily due to capital expenditures from new store construction and upgrades to our information technology systems.  As a percentage of net revenues, depreciation and amortization expense increased 10 basis points to 1.8% for the thirteen week period ended June 30, 2012 from 1.7% for the thirteen week period ended July 2, 2011.

Interest Income, Net of Interest Expense

Interest income, net of interest expense was $0 for the thirteen weeks ended June 30, 2012 and $7,000 for the thirteen weeks ended July 2, 2011.

Provision for Income Taxes

Provision for income taxes decreased $835,000 for the thirteen weeks ended June 30, 2012 as compared to the thirteen weeks ended July 2, 2011, which was attributable to a $2.7 million decrease in income before income taxes, which was offset by an increase in the effective tax rate of 210 basis points to 37.4% in the thirteen weeks ended June 30, 2012 from 35.3% in the thirteen weeks ended July 2, 2011.  The increase in the effective tax rate was primarily due to non-recurring discrete items recorded in the thirteen weeks ended July 2, 2011 related to changes in the employee incentive stock plan.

Net Income

Net income decreased $1.9 million for the thirteen weeks ended June 30, 2012 as compared to the thirteen weeks ended July 2, 2011 due to the factors discussed above.

Twenty-six Weeks Ended June 30, 2012 Compared to the Twenty-six Weeks Ended July 2, 2011

	Twenty-Six Weeks Ended
	June 30,		July 2,
	2012		2011
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$162,036	100.0%	$148,654	100.0%	$13,382	9.0%
Cost of goods sold	108,041	66.7	95,870	64.5	12,171	12.7
Gross profit	53,995	33.3	52,784	35.5	1,211	2.3
Selling, general and administrative expenses	36,102	22.3	33,396	22.5	2,706	8.1
Depreciation and amortization	2,862	1.7	2,473	1.7	389	15.7

Income from operations	15,031	9.3	16,915	11.4	(1,884)	(11.1)
Interest income, net of interest expense	(7)	0.0	(12)	0.0	5	(41.7)
Other income, net of other expense	(58)	(0.0)	(166)	(0.1)	108	(65.1)
Income before income taxes	15,096	9.3	17,093	11.5	(1,997)	(11.7)
Provision for income taxes	5,708	3.5	6,360	4.3	(652)	(10.3)
Net income	$9,388	5.8%	$10,733	7.2%	$(1,345)	(12.5)%

Operating Data:
Revenues:
Stores	$139,284	86.0%	$127,879	86.0%	$11,405	8.9%
Direct	22,752	14.0	20,775	14.0	1,977	9.5
Net revenues	$162,036	100.0%	$148,654	100.0%	$13,382	9.0%

Net Revenues

Net revenues increased by $13.4 million, or 9.0%, for the twenty-six weeks ended June 30, 2012, as compared to the twenty-six weeks ended July 2, 2011.

Store sales increased $11.4 million, or 8.9%, for the twenty-six weeks ended June 30, 2012, as compared to the twenty-six weeks ended July 2, 2011. The increase in store sales resulted from the 36 net store additions since July 2, 2011, partially offset by a decrease in comparable store sales. Comparable store sales decreased $5.6 million, or 4.5%, for the twenty-six weeks ended June 30, 2012, compared to an increase of 15.4% for the twenty-six weeks ended July 2, 2011. The decrease in our comparable store sales was a result of a reduction in the number of transactions per store and a decrease in the average price per unit. Non-comparable store sales increased $17.0 million for the twenty-six weeks ended June 30, 2012, compared to the twenty-six weeks ended July 2, 2011. There were 205 comparable stores and 52 non-comparable stores open during the twenty-six weeks ended June 30, 2012.

Direct sales, including shipping and handling fees, increased $2.0 million, or 9.5%, for the twenty-six weeks ended June 30, 2012, as compared to the twenty-six weeks ended July 2, 2011.  This increase was due to higher average revenue per catalog.

Gross Profit

Gross profit increased $1.2 million, or 2.3%, for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011. As a percentage of net revenues, gross profit margin decreased by 220 basis points for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011. This decrease was attributable to a 170 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 50 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $2.7 million, or 8.1%, for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011. This increase resulted in part from a $2.5 million increase in store operating expenses due primarily to the 36 net store additions since July 2, 2011. As a percentage of net revenues, store operating expenses increased to 15.0% for the twenty-six weeks ended June 30, 2012 as compared to 14.7% for the twenty-six weeks ended July 2, 2011, primarily due to the leveraging of store payroll as a percentage of net revenues.

General and administrative expenses increased $223,000 for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011.  As a percentage of net revenues, general and administrative expenses decreased to 7.3% for the twenty-six weeks ended June 30, 2012 from 7.8% for the twenty-six weeks ended July 2, 2011.  The decrease as a percent of net revenues was primarily due to a reduction in information technology expenses and a $1.2 million reduction in accrued bonus compensation, partially offset by an increase in professional fees related to recruiting expenses for newly hired positions and strategic tax planning objectives.

As a percentage of net revenues, selling, general and administrative expenses were 22.3% for the twenty-six weeks ended June 30, 2012 and 22.5% for the twenty-six weeks ended July 2, 2011 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $389,000, or 15.7%, for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011.  This increase was primarily due to capital expenditures from new store construction and upgrades to our information technology systems.  As a percentage of net revenues, depreciation and amortization expense remained constant at 1.7% for the twenty-six week period ended June 30, 2012 and 1.7% for the twenty-six week period ended July 2, 2011.

Interest Income, Net of Interest Expense

Interest income, net of interest expense, was $7,000 for the twenty-six weeks ended June 30, 2012  and $12,000 for the twenty-six weeks ended July 2, 2011.

Provision for Income Taxes

Provision for income taxes decreased $652,000 for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011, which was attributable to a $2.0 million decrease in income before income taxes. The effective tax rate was 37.8% for the twenty-six week period ended June 30, 2012 compared to 37.2% for the twenty-six week period ended July 2, 2011.

Net Income

Net income decreased $1.3 million for the twenty-six weeks ended June 30, 2012 as compared to the twenty-six weeks ended July 2, 2011 due to the factors discussed above.

Liquidity and Capital Resources

Our primary source of liquidity is currently cash flows from operations. Our primary needs are for capital expenditures in connection with opening new stores, remodeling or relocating existing stores, distributing our catalogs, operating our website and the additional working capital required for running our operations. Cash is also required for investment in our information technology systems, maintenance of existing facilities and distribution facility enhancements, when required. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that the Company generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and the Company typically has up to 30 days to pay our merchandise vendors, depending on the applicable vendor terms.

The Company also has availability under a line of credit facility.  On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million. The facility has a maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.  As of June 30, 2012, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

Our ability to fund our cash flow needs depends largely on our future operating performance. In assessing the performance of our business, the Company considers a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, store contribution, selling, general and administrative expenses, earnings before interest taxes depreciation and amortization and net income.

Our cash and cash equivalents balance decreased $2.8 million to $26.4 million as of June 30, 2012, from $29.2 million as of July 2, 2011. During the twenty-six weeks ended June 30, 2012, the Company utilized $16.9 million of its existing cash to purchase short-term financial instruments.  Components of this change in cash for the twenty-six weeks ended June 30, 2012, as well as the change for the twenty-six weeks ended July 2, 2011, are shown in the following table:

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2012	2011
	(in thousands)
	(unaudited)
Provided by operating activities	$5,967	$14,162
Used in investing activities	(22,572)	(4,449)
Provided by financing activities	1,059	3,314
(Decrease) increase in cash / cash equivalents	$(15,546)	$13,027

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements, as summarized in following table:

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2012	2011
	(in thousands)
	(unaudited)
Net income	$9,388	$10,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,862	2,473
Deferred income taxes	(64)	(171)
Inventories	3,038	290
Merchandise accounts payable	(6,444)	(398)
Other working capital components, net	(2,813)	1,235
Net cash provided by operating activities	$5,967	$14,162

Net cash provided by operating activities decreased by $8.2 million to $6.0 million during the twenty-six weeks ended June 30, 2012 as compared to $14.2 million for the twenty-six weeks ended July 2, 2011. This reduction was primarily attributable to a $4.0 million unfavorable change in other working capital components, an unfavorable change of $3.3 million associated with a reduction in merchandise payables offset by reductions in inventory, a $1.4 million unfavorable change in net income, a $107,000 favorable change in deferred tax assets and a $389,000 favorable change in depreciation and amortization.

Investing Activities

Investing activities consist primarily of purchases and sales of short-term investments and capital expenditures for new and existing stores, as well as our investment in information technology:

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2012	2011
	(in thousands)
	(unaudited)
Purchases of property and equipment	$(6,812)	$(4,449)
Purchases of short-term investments	(16,885)	—
Proceeds from sales of short-term investments	100	—
Proceeds from maturities of short-term investments	1,025	—
Net cash used in investing activities	$(22,572)	$(4,449)

For the twenty-six weeks ended June 30, 2012, net cash used in investing activities increased $18.1 million as compared to the twenty-six weeks ended July 2, 2011.  This increase was primarily attributable to $16.9 million of purchases of short term investments, $100,000 proceeds from sales of short-term investments, $1.0 million of maturities of short-term investments and a $2.4 million increase in new store construction and other capital expenditures related to upgrading our software.

Financing Activities

Financing activities consist primarily of proceeds from a common stock offering, exercise of employee stock options and tax benefits from stock-based award activities:

	Twenty-Six Weeks Ended
	June 30,	July 2,
	2012	2011
	(in thousands)
	(unaudited)
Proceeds from common stock offering, net of issuance costs	$—	$1,074
Proceeds from the issuance of stock options	350	390
Excess tax benefits of stock-based compensation	709	1,850
Net cash provided by financing activities	$1,059	$3,314

On February 16, 2011, we completed a secondary offering of 5,703,764 shares of our common stock priced at $16.50 per share.  The Company sold 100,000 new shares of common stock in the offering, and the selling shareholders sold 5,603,764 shares in the offering, including 743,969 shares sold pursuant to the underwriters’ over-allotment option.  The offering, after deducting the underwriting discount and offering expenses, raised net proceeds of $1.1 million for the Company.  The Company did not receive any proceeds from the sale of the over-allotment shares by the selling stockholders.

Outlook

Our primary source of liquidity is currently cash flows from operations. Our primary needs are for capital expenditures in connection with opening new stores, remodeling or relocating existing stores, distributing our catalogs, operating our website and the additional working capital required for running our operations. Cash is also required for investment in our information technology systems, maintenance of existing facilities and distribution facility enhancements, when required. The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that the Company generally collects cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and the Company typically has up to 30 days to pay our merchandise vendors, depending on the applicable vendor terms.

The Company believes that our cash position and net cash provided by operating activities, and availability under the Line of Credit Facility will be adequate to finance our working capital needs and planned capital expenditures for at least the next 12 months.  Planned capital expenditures for fiscal year 2012 include expenditures for at least 35 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities and investments in information technology systems.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, impairment of long-lived assets, goodwill, income taxes and stock-based compensation.  The Company continues to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

New Accounting Standards

Refer to Note 1 of the Consolidated Financial Statements.

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

PART II.                                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, the Company does not believe that the outcome of these matters will have a material adverse effect on our business, financial statements or disclosures.

ITEM 1A.                                            RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

In reviewing any agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. Such agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

101**

Interactive data files from Body Central Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date: August 9, 2012

BODY CENTRAL CORP.

	By:	/s/ B. Allen Weinstein
B. Allen Weinstein
President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)