Form 10-Q
period 2012-09-29
BODY CENTRAL CORP
filed 2012-11-08
CIK 1379246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of November 8, 2012 was 16,307,342 shares.

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

PART I. FINANCIAL INFORMATION

ITEM 1.                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 29,	December 31,	October 1,
	2012	2011	2011
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$22,679	$41,993	$31,749
Short-term investments	14,265	—	—
Accounts receivable	1,536	2,607	1,024
Inventories	20,860	21,141	20,631
Prepaid expenses and other current assets	7,516	4,293	5,312
Deferred tax asset	2,168	1,953	1,925
Total current assets	69,024	71,987	60,641
Property and equipment, net of accumulated depreciation and amortization of $23,650, $19,892 and $18,676	30,860	22,159	19,861
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $3,810, $3,633 and $3,517	16,574	16,542	16,688
Other assets	108	106	111
Total assets	$138,074	$132,302	$118,809
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$8,547	$16,498	$13,801
Accrued expenses and other current liabilities	19,674	18,608	17,367
Total current liabilities	28,221	35,106	31,168
Other liabilities	7,900	7,899	6,347
Deferred tax liability	4,577	4,225	4,542
Total liabilities	40,698	47,230	42,057
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,307,342 shares issued and outstanding as of September 29, 2012, 16,095,377 shares issued and outstanding as of December 31, 2011 and 15,911,135 shares issued and outstanding as of October 1, 2011	16	16	16
Additional paid-in capital	95,634	92,705	90,524
Accumulated income (deficit)	1,728	(7,649)	(13,788)
Accumulated other comprehensive loss	(2)	—	—
Total stockholders’ equity	97,376	85,072	76,752
Total liabilities and stockholders’ equity	$138,074	$132,302	$118,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(in thousands, except share
	and per share data)
Net revenues	$67,920	$67,110	$229,956	$215,764
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	46,399	44,531	154,440	140,401
Gross profit	21,521	22,579	75,516	75,363
Selling, general and administrative expenses	19,718	16,577	55,820	49,974
Depreciation and amortization	1,607	1,342	4,469	3,815
Income from operations	196	4,660	15,227	21,574
Interest income, net of interest expense	3	2	10	14
Other income, net of other expense	45	39	104	206
Income before income taxes	244	4,701	15,341	21,794
Provision for income taxes	91	1,853	5,800	8,213
Net income	$153	$2,848	$9,541	$13,581

Net income per common share:
Basic	$0.01	$0.18	$0.59	$0.86
Diluted	$0.01	$0.18	$0.58	$0.85

Weighted-average common shares outstanding:
Basic	16,205,845	15,864,008	16,169,953	15,703,053
Diluted	16,305,557	16,166,285	16,350,690	16,008,014

Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of taxes	5	—	(2)	—
Other compresensive income (loss), net of tax	5	—	(2)	—
Comprehensive income	$158	$2,848	$9,539	$13,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$9,541	$13,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,469	3,815
Deferred income taxes	137	(178)
Excess tax benefits from stock-based compensation	(751)	(2,420)
Stock based compensation	1,473	734
Amortization of premiums and discounts on investments, net	263	—
Loss on disposal of property and equipment	82	11
Changes in assets and liabilities:
Accounts receivable	1,071	235
Inventories	281	(2,261)
Prepaid expenses and other current assets	(488)	(1,380)
Other assets	(2)	(9)
Merchandise accounts payable	(7,951)	(1,079)
Accrued expenses and other current liabilities	357	1,559
Income taxes	(1,983)	2,185
Other liabilities	732	2,659
Net cash provided by operating activities	7,231	17,452

Cash flows from investing activities
Proceeds from the sales of assets	29	—
Purchases of property and equipment	(13,158)	(6,201)
Purchase of intangible assets	(179)	—
Purchases of short-term investments	(24,582)	—
Proceeds from sales of short-term investments	1,051	—
Proceeds from maturities of short-term investments	9,000	—
Net cash used in investing activities	(27,839)	(6,201)

Cash flows from financing activities
Proceeds from common stock offering, net of issuance costs	—	1,142
Proceeds from exercise of stock options	543	734
Excess tax benefits from stock-based compensation	751	2,420
Net cash provided by financing activities	1,294	4,296
Net (decrease) increase in cash and cash equivalents	(19,314)	15,547

Cash and cash equivalents
Beginning of year	41,993	16,202
End of period	$22,679	$31,749

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week and thirty-nine week periods ended September 29, 2012 and October 1, 2011.

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

Beginning in March 2011, the Company began selling gift cards in stores, which do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a liability at the time a gift card is sold. The Company recognizes income from gift cards and gift certificates when they are redeemed by the customer.

Revenue from unredeemed gift certificates is recognized when it is determined that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates to relevant jurisdictions. No revenue from gift certificate breakage was recognized in the thirteen week and thirty-nine week periods ended September 29, 2012 and October 1, 2011.

Cash and Cash Equivalents

The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

The Company classifies its investments as available-for-sale. Short-term investments which have a maturity of one year or less at acquisition are carried at fair market value. Unrealized gains or losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of shareholders’ equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether impairment is other than temporary, the Company considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end and the forecasted performance of the investment. Interest income is recognized as earned. Income on investments includes the amortization of the premium and accretion of discount for debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification.

Short-term investments consist of tax-free municipal bonds that have maturities that are less than one year.  Short-term investments are available-for-sale securities that are recorded at fair market value.  Short-term investments on the consolidated balance sheets were $14.3 million as of September 29, 2012.

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

Reclassification

A reclassification has been made to the thirty-nine weeks ended October 1, 2011 Condensed Consolidated Financial Statements in order to conform to the presentation for the thirty-nine weeks ended September 29, 2012.

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

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to re-calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company does not expect that the adoption of ASU 2012-02 will have a material impact on its consolidated financial statements or disclosures.

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

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	September 29,	Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Municipal Bonds	$12,520	$—	$12,520	$—
Short-term, high-quality, fixed-income securities	1,642	—	1,642	—
Certificates of Deposit	2,192	2,192	—	—

Total	$16,354	$2,192	$14,162	$—

Certificates of deposit, fixed-income securities and municipal bonds with an initial maturity date of three months or less when purchased are classified as cash and cash equivalents on the accompanying unaudited Consolidated Balance Sheets. Municipal bonds with an initial maturity date greater than three months when purchased and a maturity of one year or less are classified as short-term investments on the accompanying unaudited Consolidated Balance

Sheets.  As of September 29, 2012, municipal bonds in the amount of $11.6 million and fixed-income securities in the amount of $2.7 million were included in short-term investments.

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	October 1,	Markets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Money Market Securities	$27,106	$27,106	$—	$—

Total	$27,106	$27,106	$—	$—

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the accompanying unaudited Condensed Consolidated Balance Sheets.

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 37.3% and 39.4% for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively, and 37.8% and 37.7% for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively.  The decrease in the effective tax rate for the thirteen-week period ended September 29, 2012 was primarily due to a permanent adjustment to the 2011 federal and state income tax payments, compared to the estimated tax provision.

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

4.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $361,000 and $350,000 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively, related to this lease.

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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of September 29, 2012, are as follows:

Fiscal Year	(in thousands)
2012 Remaining	$6,120
2013	22,971
2014	21,043
2015	18,961
2016	16,372
Thereafter	23,434
Total	$108,901

6.                            Debt

On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20.0 million at its sole discretion.  The facility has maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all of the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million at the end of each quarter, and other customary covenants.  As of September 29, 2012, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

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

Stock-based compensation expense of $969,000 and $490,000 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively, is included in selling, general and administrative expenses, and $504,000 and $244,000 for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively is included in cost of goods sold on the Company’s Condensed Consolidated Statements of Comprehensive Income. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the thirty-nine weeks ended September 29, 2012 and October 1, 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2012	2011

Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	66.30%	66.1%
Risk-free interest rate (3)	1.0%	1.5%
Expected annual dividend yield	0%	0%

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

A summary of stock option information for the thirty-nine weeks ended September 29, 2012 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price	Term

Outstanding as of December 31, 2011	634,056	$9.72
Granted	168,577	18.07
Exercised	(135,103)	4.02
Forfeited	(167,233)	12.20
Outstanding as of September 29, 2012	500,297	$13.24
Exercisable as of September 29, 2012	135,330	$8.80	7.39 years

A summary of the status of nonvested options awards as of September 29, 2012 and changes during the thirty-nine weeks ended September 29, 2012, are presented below:

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	Per Share

Nonvested as of December 31, 2011	527,717	$5.96
Granted	168,577	10.95
Vested	(164,094)	3.76
Forfeited	(167,233)	6.72
Nonvested as of September 29, 2012.	364,967	$8.99

Total compensation cost related to nonvested stock option awards not yet recognized was $1.9 million as of September 29, 2012, and is expected to be recognized over a weighted average remaining period of 3.2 years.

Restricted Stock Awards

		Weighted-
		Average
		Grant-Date
	Number of	Fair Value
	Shares	Per Share

Nonvested Restricted stock awards as of December 31, 2011	30,704	$20.68
Granted	69,948	21.93
Vested	(9,860)	21.13
Forfeited	(23,790)	23.45
Nonvested as of September 29, 2012.	67,002	$20.94

As of September 29, 2012, unrecognized compensation expense of $978,000 related to non-vested restricted stock awards is expected to be recognized over the next 2.8 years.

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

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011
	(in thousands, except share
	and per share data)

Net income as reported	$153	$2,848	$9,541	$13,581
Net income attributable to common shareholders	$153	$2,848	$9,541	$13,581

Weighted average basic common shares	16,205,845	15,864,008	16,169,953	15,703,053
Impact of dilutive securities:
Stock options	92,886	302,277	167,872	304,961
Restricted Stock	6,826	—	12,865	—
Weighted average dilutive common shares	16,305,557	16,166,285	16,350,690	16,008,014

Per common share:
Net income per common share - basic	$0.01	$0.18	$0.59	$0.86
Net income per common share - dilutive	$0.01	$0.18	$0.58	$0.85

Equity awards to purchase 377,344 and 15,000 shares of common stock for the thirteen weeks ended September 29, 2012 and October 1, 2011, respectively were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive. Equity awards to purchase 193,916 and 15,000 shares of common stock for the thirty-nine weeks ended September 29, 2012 and October 1, 2011, respectively were outstanding, but were not included in the computation of weighted average diluted common share amounts as the effect of doing so would have been anti-dilutive.

9.                            Contingencies

On August 27, 2012, a securities class action complaint, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against us and certain of our current and former officers and directors.  The complaint, filed on behalf of persons who acquired our stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about our business and operations, thereby causing our stock price to be artificially inflated during that period.  The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.

Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes reserves for the outcome of litigation where it deems appropriate under current accounting rules.  The Company intends to defend the Mogensen v. Body Central Corp. et al. complaint vigorously and does not believe it will have a material effect on our consolidated financial position, results of operations or cash flows.

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

As of September 29, 2012, the Company had 263 stores with an average size of approximately 4,262 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the thirty-nine weeks ended September 29, 2012, the Company opened twenty-six stores and closed four.

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

Opening new stores is an important part of our growth strategy. The Company expects a significant percentage of our net revenues to come from non-comparable store sales. Accordingly, comparable store sales is only one element the Company uses to assess the success of our growth strategy. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Our business is seasonal and as a result, our revenues fluctuate. In addition, our revenues in any given quarter can be affected by the timing of holidays, the weather and other factors beyond our control.

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

Our cost of goods sold is greater in higher volume periods because cost of goods sold generally increases as net revenues increase.  The Company reviews our inventory levels on an ongoing basis in order to identify slow-moving merchandise and take appropriate markdowns to clear these goods. The timing and level of markdowns are normally not seasonal in nature, but are driven by customer acceptance of our merchandise. If the Company misjudges sales levels and/or trends, the Company may be faced with excess inventories and be required to mark down our prices for those products in order to sell them.  The Company records a markdown reserve based on estimates of future markdowns related to current inventory.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.3	66.4	67.2	65.1
Gross profit	31.7	33.6	32.8	34.9
Selling, general and administrative expenses	29.0	24.7	24.3	23.2
Depreciation and amortization	2.5	2.0	1.8	1.8
Income from operations	0.2	6.9	6.7	10.0
Interest income, net of interest expense	0.0	0.0	0.0	0.0
Other income, net of other expense	0.1	0.1	0.0	0.1
Income before income taxes	0.3	7.0	6.7	10.1
Provision for income taxes	0.1	2.8	2.5	3.8
Net income	0.2%	4.2%	4.2%	6.3%

Operating Data (unaudited):
Stores:
Comparable store sales change	-11.9%	8.2%	-6.7%	13.0%
Number of stores open at end of period	263	226	263	226
Sales per gross square foot (in whole dollars)	$55	$63	$179	$194
Average square feet per store	4,262	4,311	4,262	4,311
Total gross square feet at end of period (in thousands)	1,121	974	1,121	974
Direct:
Number of catalogs circulated (in thousands)	4,200	3,999	19,825	18,944
Revenue per catalog (in whole dollars)	$1.41	$1.53	$1.45	$1.42

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

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	October 1,	September 29,	October 1,
	2012	2011	2012	2011

Stores at beginning of period	257	221	241	209
Stores opened during period	7	5	26	17
Stores closed during period	(1)	—	(4)	—
Stores at end of period	263	226	263	226

Thirteen Weeks Ended September 29, 2012 Compared to the Thirteen Weeks Ended October 1, 2011

	Thirteen Weeks Ended
	September 29,		October 1,
	2012		2011
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$67,920	100.0%	$67,110	100.0%	$810	1.2%
Cost of goods sold	46,399	68.3	44,531	66.4	1,868	4.2
Gross profit	21,521	31.7	22,579	33.6	(1,058)	(4.7)
Selling, general and administrative
expenses	19,718	29.0	16,577	24.7	3,141	18.9
Depreciation and amortization	1,607	2.5	1,342	2.0	265	19.7
Income from operations	196	0.2	4,660	6.9	(4,464)	(95.8)
Interest income, net of interest expense	3	—	2	—	1	50.0
Other income, net of other expense	45	0.1	39	0.1	6	15.4
Income before income taxes	244	0.3	4,701	7.0	(4,457)	(30.4)
Provision for income taxes	91	0.1	1,853	2.8	(1,762)	(95.1)
Net income	$153	0.2%	$2,848	4.2%	$(2,695)	(94.6)%

Operating Data:
Revenues:
Stores	$62,006	91.3%	$60,997	90.9%	$1,009	1.7%
Direct	5,914	8.7	6,113	9.1	(199)	(3.3)
Net revenues	$67,920	100.0%	$67,110	100.0%	$810	1.2%

Net Revenues

Net revenues increased by $810,000, or 1.2%, for the thirteen weeks ended September 29, 2012, as compared to the thirteen weeks ended October 1, 2011.

Store sales increased $1.0 million, or 1.7%, for the thirteen weeks ended September 29, 2012, as compared to the thirteen weeks ended October 1, 2011. The increase in store sales resulted from the 37 net store additions since October 1, 2011, partially offset by a decrease in comparable store sales. Comparable store sales decreased $6.9 million, or 11.9%, for the thirteen weeks ended September 29, 2012, compared to an increase of 8.2% for the thirteen weeks ended October 1, 2011. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year.  Non-comparable store sales increased $7.9 million for the thirteen weeks ended September 29, 2012, compared to the thirteen weeks ended October 1, 2011. There were 213 comparable stores and 50 non-comparable stores open during the thirteen weeks ended September 29, 2012.

Direct sales, including shipping and handling fees, decreased $199,000, or 3.3%, for the thirteen weeks ended September 29, 2012, from the thirteen weeks ended October 1, 2011.  This decrease was due primarily to the decrease in revenue per book, partially offset by an increase in the number of books circulated.

Gross Profit

Gross profit decreased $1.1 million, or 4.7%, for the thirteen weeks ended September 29, 2012 as compared to the thirteen weeks ended October 1, 2011. As a percentage of net revenues, gross profit margin decreased by 190 basis points for the thirteen weeks ended September 29, 2012 as compared to the thirteen weeks ended October 1, 2011.  This decrease was attributable to an 80 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 110 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $3.1 million, or 18.9%, for the thirteen weeks ended September 29, 2012 as compared to the thirteen weeks ended October 1, 2011. This increase resulted in part from an $865,000 increase in store operating expenses due primarily to the 37 net store additions since October 1, 2011. As a percentage of net revenues, store operating expenses increased to 18.0% for the thirteen weeks ended September 29, 2012 as compared to 16.9% for the thirteen weeks ended October 1, 2011. General and administrative expenses increased $2.3 million for the thirteen weeks ended September 29, 2012 as compared to the thirteen weeks ended October 1, 2011.  As a percentage of net revenues, general and administrative expenses increased to 11.0% for the thirteen weeks ended September 29, 2012 from 7.8% for the thirteen weeks ended October 1, 2011. The increase as a percent of net revenues was primarily due to an increase in professional fees related to recruiting expenses for newly hired and open executive positions, an increase in corporate payroll related to new positions, consulting fees related to strategic planning and new systems development, severance benefits to former employees and legal fees related to the class action lawsuit.  The aforementioned items, excluding the increase in corporate payroll related to new positions, equated to a net increase of approximately $1.2 million from the third quarter of 2011.  As a percentage of net revenues, selling, general and administrative expenses were 29.0% for the thirteen weeks ended September 29, 2012 and 24.7% for the thirteen weeks ended October 1, 2011 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $265,000, or 19.7%, for the thirteen weeks ended September 29, 2012 as compared to the thirteen weeks ended October 1, 2011.  This increase was primarily due to capital expenditures related to new store construction and upgrades to our information technology systems.  As a percentage of net revenues, depreciation and amortization expense increased 50 basis points to 2.5% for the thirteen week period ended September 29, 2012 from 2.0% for the thirteen week period ended October 1, 2011.

Interest Income, Net of Interest Expense

Interest income, net of interest expense was $3,000 for the thirteen weeks ended September 29, 2012 and $2,000 for the thirteen weeks ended October 1, 2011.

Provision for Income Taxes

Provision for income taxes decreased $1.8 million for the thirteen weeks ended September 29, 2012 as compared to the thirteen weeks ended October 1, 2011, which was attributable to a $4.5 million decrease in income before income taxes, and a 210 basis point decrease in the effective tax rate to 37.3% in the thirteen weeks ended September 29, 2012 from 39.4% in the thirteen weeks ended October 1, 2011.  This decrease in the effective tax rate was primarily due to a permanent true up to the 2011 federal and state income tax payments, compared to the estimated tax provision.

Net Income

Net income decreased $2.7 million for the thirteen weeks ended September 29, 2012 as compared to the thirteen weeks ended October 1, 2011 due to the factors discussed above.

Thirty-nine weeks Ended September 29, 2012 Compared to the Thirty-nine weeks Ended October 1, 2011

	Thirty-Nine Weeks Ended
	September 29,		October 1,
	2012		2011
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$229,956	100.0%	$215,764	100.0%	$14,192	6.6%
Cost of goods sold	154,440	67.2	140,401	65.1	14,039	10.0
Gross profit	75,516	32.8	75,363	34.9	153	0.2
Selling, general and administrative expenses	55,820	24.3	49,974	23.2	5,846	11.7
Depreciation and amortization	4,469	1.8	3,815	1.8	654	17.1
Income from operations	15,227	6.7	21,574	10.0	(6,347)	(29.4)
Interest income, net of interest expense	10	0.0	14	0.0	(4)	(28.6)
Other income, net of other expense	104	—	206	0.1	(102)	(49.5)
Income before income taxes	15,341	6.7	21,794	10.1	(6,453)	(29.6)
Provision for income taxes	5,800	2.5	8,213	3.8	(2,413)	(29.4)
Net income	$9,541	4.2%	$13,581	6.3%	$(4,040)	(29.7)%

Operating Data:
Revenues:
Stores	$201,289	87.5%	$188,876	87.5%	$12,413	6.6%
Direct	28,667	12.5	26,888	12.5	1,779	6.6
Net revenues	$229,956	100.0%	$215,764	100.0%	$14,192	6.6%

Net Revenues

Net revenues increased by $14.2 million, or 6.6%, for the thirty-nine weeks ended September 29, 2012, as compared to the thirty-nine weeks ended October 1, 2011.

Store sales increased $12.4 million, or 6.6%, for the thirty-nine weeks ended September 29, 2012, as compared to the thirty-nine weeks ended October 1, 2011. The increase in store sales resulted from the 37 net store additions since October 1, 2011, partially offset by a decrease in comparable store sales. Comparable store sales decreased $12.0 million, or 6.7%, for the thirty-nine weeks ended

September 29, 2012, compared to an increase of 13.0% for the thirty-nine weeks ended October 1, 2011. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year. Non-comparable store sales increased $24.4 million for the thirty-nine weeks ended September 29, 2012, compared to the thirty-nine weeks ended October 1, 2011. There were 204 comparable stores and 59 non-comparable stores open during the thirty-nine weeks ended September 29, 2012.

Direct sales, including shipping and handling fees, increased $1.8 million, or 6.6%, for the thirty-nine weeks ended September 29, 2012, as compared to the thirty-nine weeks ended October 1, 2011.  This increase was due to an increase in the number of books circulated and a higher average revenue per catalog.

Gross Profit

Gross profit increased $153,000, or 20 basis points, for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011. As a percentage of net revenues, gross profit margin decreased by 210 basis points for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011. This decrease was attributable to a 140 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 70 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $5.8 million, or 11.7%, for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011. This increase resulted in part from a $3.4 million increase in store operating expenses due primarily to the 37 net store additions since October 1, 2011. As a percentage of net revenues, store operating expenses increased to 15.9% for the thirty-nine weeks ended September 29, 2012 as compared to 15.3% for the thirty-nine weeks ended October 1, 2011, primarily due to the leveraging of store payroll as a percentage of net revenues.

General and administrative expenses increased $2.4 million for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011.  As a percentage of net revenues, general and administrative expenses increased to 8.4% for the thirty-nine weeks ended September 29, 2012 from 7.8% for the thirty-nine weeks ended October 1, 2011.  The increase as a percent of net revenues was primarily due to an increase in professional fees related to recruiting expenses for newly hired and open executive positions, an increase in corporate payroll related to new positions, consulting fees related to strategic planning and new systems development, severance benefits to former employees and legal fees related to the class action lawsuit.

As a percentage of net revenues, selling, general and administrative expenses were 24.3% for the thirty-nine weeks ended September 29, 2012 and 23.2% for the thirty-nine weeks ended October 1, 2011 due to reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $654,000, or 17.1%, for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011.  This increase was primarily due to capital expenditures from new store construction and upgrades to our information technology systems.  Depreciation and amortization expense remained constant at 1.8% as a percentage of net revenues for the thirty-nine week period ended September 29, 2012 and for the thirty-nine week period ended October 1, 2011.

Interest Income, Net of Interest Expense

Interest income, net of interest expense, was $10,000 for the thirty-nine weeks ended September 29, 2012  and $14,000 for the thirty-nine weeks ended October 1, 2011.

Provision for Income Taxes

Provision for income taxes decreased $2.4 million for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011, which was attributable to a $6.5 million decrease in income before income taxes. The effective tax rate was 37.8% for the thirty-nine week period ended September 29, 2012 compared to 37.7% for the thirty-nine week period ended October 1, 2011.

Net Income

Net income decreased $4.0 million for the thirty-nine weeks ended September 29, 2012 as compared to the thirty-nine weeks ended October 1, 2011 due to the factors discussed above.

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

The Company also has availability under a line of credit facility.  On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million. The facility has a maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.  As of September 29, 2012, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

Our ability to fund our cash flow needs depends largely on our future operating performance. In assessing the performance of our business, the Company considers a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, store contribution, selling, general and administrative expenses and net income.

Our cash and cash equivalents balance decreased $9.0 million to $22.7 million as of September 29, 2012, from $31.7 million as of October 1, 2011. During the thirty-nine weeks ended September 29, 2012, the Company utilized $14.5 million of its existing cash to invest in short-term financial instruments.  Components of this change in cash for the thirty-nine weeks ended September 29, 2012, as well as the change for the thirty-nine weeks ended October 1, 2011, are shown in the following table:

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2012	2011
	(in thousands)
	(unaudited)
Provided by operating activities	$7,231	$17,452
Used in investing activities	(27,839)	(6,201)
Provided by financing activities	1,294	4,296
(Decrease) increase in cash / cash equivalents	$(19,314)	$15,547

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements, as summarized in following table:

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2012	2011
	(in thousands)
	(unaudited)
Net income	$9,541	$13,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,469	3,815
Deferred income taxes	137	(178)
Inventories	281	(2,261)
Merchandise accounts payable	(7,951)	(1,079)
Other working capital components, net	754	3,574
Net cash provided by operating activities	$7,231	$17,452

Net cash provided by operating activities decreased by $10.2 million to $7.2 million during the thirty-nine weeks ended September 29, 2012 as compared to $17.4 million for the thirty-nine weeks ended October 1, 2011. This reduction was primarily attributable to a $2.8 million unfavorable change in other working capital components, an unfavorable change of $4.3 million associated with a reduction in merchandise payables offset by reductions in inventory, a $4.0 million unfavorable change in net income, a $315,000 favorable change in deferred tax assets and a $654,000 favorable change in depreciation and amortization.

Investing Activities

Investing activities consist primarily of purchases and sales of short-term investments and capital expenditures for new and existing stores, as well as our investment in information technology:

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2012	2011
	(in thousands)
	(unaudited)
Proceeds from sale of assets	$29	$—
Purchases of property and equipment	(13,158)	(6,201)
Purchases of intangible assets	(179)	—
Purchases of short-term investments	(24,582)	—
Proceeds from sales of short-term investments	1,051	—
Proceeds from maturities of short-term investments	9,000	—
Net cash used in investing activities	$(27,839)	$(6,201)

For the thirty-nine weeks ended September 29, 2012, net cash used in investing activities increased $21.6 million as compared to the thirty-nine weeks ended October 1, 2011.  This increase was primarily attributable to $24.6 million of purchases of short term investments, offset by $1.0 million in proceeds from sales of short-term investments, $9.0 million of maturities of short-term investments and a $6.9 million increase in new store construction and other capital expenditures related to upgrading our software and a $179,000 purchase of a website domain name.

Financing Activities

Financing activities consist primarily of proceeds from a common stock offering, exercise of employee stock options and tax benefits from stock-based award activities:

	Thirty-Nine Weeks Ended
	September 29,	October 1,
	2012	2011
	(in thousands)
	(unaudited)
Proceeds from common stock offering, net of issuance costs	$—	$1,142
Proceeds from the issuance of stock options	543	734
Excess tax benefits of stock-based compensation	751	2,420
Net cash provided by financing activities	$1,294	$4,296

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

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment dated, August 23, 2012, to Body Central Corp. Amended and Restated 2006 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**

Interactive data files from Body Central Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

Date: November 8, 2012

BODY CENTRAL CORP.

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)