Form 10-K
period 2012-12-29
BODY CENTRAL CORP
filed 2013-03-13
CIK 1379246

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate value of the registrant's common stock, par value $0.001 per share held by non-affiliates, was $141,097,410.

         The number of shares outstanding of the registrant's common stock as of March 4, 2013 was 16,436,154 shares.

Documents Incorporated by Reference

         Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2013 (hereinafter referred to as the 2013 Proxy Statement) are incorporated by reference into Part III.

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

  •
  changes in federal and state tax policy on our customers;

  •
  changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

  •
  failure of our new stores or existing stores to achieve sales and operating levels consistent with our expectations;

  •
  failure to successfully integrate new information technology systems to support our business;

  •
  our dependence on a strong brand image;

  •
  failure of our information technology systems to support our business;

  •
  our dependence upon key executive management or our inability to hire or retain additional personnel;

  •
  disruptions in our supply chain and distribution facility;

  •
  disruptions in our operations due to the transition to our new distribution center and corporate office;

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

  •
  the impact of governmental laws and regulations, including tax policy, and the outcomes of legal proceedings;

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

PART I.

ITEM 1.    BUSINESS

Overview

        Founded in 1972, Body Central Corp., a Delaware corporation, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com (also accessible under the URL www.bodyc.com). We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit at value prices. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

Growth Strategy

        Our growth strategy to increase revenues, capture market share and drive net income growth is as follows:

  •
  Expand Our Store Base.  We believe our concept has broad appeal and significant expansion opportunity. With only 276 stores in 26 states as of December 29, 2012, we have considerable opportunity to expand in existing and adjacent markets. We opened 39 stores and closed four stores in fiscal year 2012. We intend to open approximately 25 new stores in fiscal year 2013.

  •
  Increase Comparable Store Sales and Enhance Brand Awareness.  We plan to grow our comparable store sales by merchandising our stores with the latest fashion trends and maintaining focus on store level execution. We believe we will be able to enhance our brand awareness through our continued marketing efforts and in-store experience.

  •
  Expand Operating Margin.  As we grow, we believe we can improve our operating margin over the long term. We expect to leverage our infrastructure and buying power and streamline processes through recent upgrades of our point-of-sale system, payroll management system, catalog system, and warehouse management systems. In addition, we will continue to refine our inventory disciplines and upgrade information technology to enhance our productivity.

  •
  Grow Our Direct Business.  We continue to identify and deploy initiatives that we believe will contribute to the growth of our direct business. These efforts include improving our list management, actively growing our customer database, simplifying our online shopping experience and increasing relevant communication with our key customers.

Products

        We offer a broad selection of apparel and accessories targeted to young women who seek the latest fashions and a flattering fit at value prices. The majority of our products are sold under our exclusive Body Central® and Lipstick® labels. We also sell a select assortment of branded merchandise, primarily denim, to complement our private label merchandise.

        Our products are presented to emphasize coordinated outfits. Our assortment of tops, dresses, bottoms, jewelry, accessories and shoes fits the many lifestyles of our customers—casual, club, dressy and active. The majority of our products are priced under $20 and we believe represent significant values. We strategically price some of our best-selling tops and our jewelry to drive customer traffic. The table below indicates our product mix as a percentage of store net sales as of the fiscal year end.

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Apparel	75.6%	75.7%	75.9%
Accessories	24.4	24.3	24.1

Total	100.0%	100.0%	100.0%

        Historically, our direct business has featured a narrower selection of our bestselling store merchandise marketed to a slightly broader customer base. We monitor trends in our stores in order to optimize our direct merchandise offerings.

Merchandising Organization

        Our merchandising team seeks to identify current fashion trends and merchandise consistent with our brand image. We do not dictate fashion trends; rather we focus on quickly adapting to the latest trends to provide the right merchandise at value prices every day. Our merchandising team consists of our general merchandising managers, buyers and assistant buyers organized by product category as well as a team focused on our direct business. Our merchandising team is responsible for selecting and sourcing our product assortments, managing inventory levels and allocating merchandise to stores. We build our product assortments after careful review and consideration and select products that can be displayed in our stores in a coordinated manner to encourage our customers to purchase complete outfits.

Sourcing

        We do not own or operate any manufacturing facilities and we buy our merchandise from third-party vendors on an order-by-order basis. We have relationships with approximately 200 U.S. vendors. Our top 10 vendors sourced approximately 49.7% of our merchandise in fiscal year 2012, with our two largest vendors collectively representing approximately 27.3%. We maintain a large vendor network, which gives us access to a broad variety of merchandise from a multitude of designers and vendors at competitive prices. We believe our vendors view us as an important retail partner given our scale and market position.

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

Sales Channels

        We conduct business through two primary sales channels: retail stores and direct, which consists of the Body Central catalog and our website, www.bodycentral.com (also accessible under the URL www.bodyc.com). We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K.

Stores

        For fiscal year 2012, our stores generated net sales of $275.1 million, which represented 88.5% of our total net revenues.

        As of December 29, 2012, we had 276 retail stores operating under the names Body Central and Body Shop in 26 states, located primarily in the South, Mid-Atlantic and Midwest. The majority of our stores range in size from 3,200 to 5,200 square feet, with an average of approximately 4,300 square feet. The stores we opened during fiscal year 2012 achieved annualized sales per store and sales per gross square foot in excess of our average store sales. Our stores have historically been located in regional malls and lifestyle centers in small, medium and large markets. The nature of our fashion merchandise enables us to be successful in markets across hot, warm and cold climates.

        The following store list shows the number of stores we operated in each state as of December 29, 2012:

State	Number of Stores	State	Number of Stores
Alabama	13	Mississippi	6
Arkansas	5	Missouri	8
Delaware	3	North Carolina	14
Florida	33	New Jersey	2
Georgia	23	Ohio	14
Illinois	12	Oklahoma	4
Indiana	12	Pennsylvania	20
Iowa	1	South Carolina	9
Kansas	5	Tennessee	10
Kentucky	8	Texas	36
Louisiana	11	Wisconsin	3
Maryland	10	Virginia	12
Michigan	1	West Virginia	1

		Total	276

Store Design and Environment

        Our stores are designed to effectively present our merchandise and create an exciting atmosphere to draw customers into our stores, similar to fashion boutiques. The stores feature a vibrant look with colorful displays, popular music and aspirational lifestyle photos. Our stores are constructed to allow us to efficiently shift merchandise displays for each season. Our open floor design enables customers to easily view most of our merchandise. We use a large number of body forms to provide customers with full outfit ideas. We believe that by changing products and floor sets with new merchandise, we give our customers a reason to shop our stores frequently.

        We maintain a consistent look in our stores, including blue lighted storefront signs, blue mosaic tiles on the storefront columns and a well-lit selling area. High ceilings and slat walls allow us to stock and display our merchandise effectively. We seek site locations that have a store front of approximately 30 feet wide to create an inviting open floor feel, complete with visually appealing glass line presentations.

Site Selection and Store Growth

        In selecting a location for a new store, we target malls as well as lifestyle, power and outlet centers in areas with suitable demographics and where similar fashion retailers have performed well. We have a real estate committee that follows a disciplined approach to analyze factors that include mall productivity, mall-specific competitive environment, average sales of junior retailers and the configuration of available space for potential new store locations. We seek prominent locations in high-traffic areas of the mall in close proximity to other retailers targeting juniors and young women. We have found that when we have locations in malls with certain key competitors our net sales in those stores typically exceed the net sales of stores that are not located in proximity to those key competitors.

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

        Opening new stores is an important part of our growth strategy. We expect a significant percentage of our net revenues to come from non-comparable store sales. Accordingly, comparable store sales is only one element we use to assess the success of our growth strategy. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Our business is somewhat seasonal and as a result, our revenues fluctuate. Net revenues generated during the second quarter and the holiday selling season generally contribute to the relatively higher second quarter and fourth quarter net income. However, our revenues in any given quarter can be affected by timing of holidays, the weather and other external factors beyond our control.

        We seek to optimize our existing store base by relocating or closing stores that are underperforming, as well as remodeling our older stores. In fiscal year 2012, we closed four stores and relocated three stores. We have identified a number of potential sites for new stores with appropriate market characteristics. In fiscal year 2013, we anticipate opening approximately 25 stores. Our new store model assumes average unit revenue of $850,000 to $1,100,000 in the first 12 months and an average net out-of-pocket initial cash investment of approximately $145,000, which includes $105,000 of average build-out costs, including equipment and fixtures (net of landlord contributions) and $40,000 of initial inventory (net of payables).

        The table below highlights certain information regarding our new store openings, store closings, relocations and remodels as of the fiscal year end for each of the years indicated below:

	December 29, 2012	December 31, 2011	January 1, 2011
Stores at beginning of period	241	209	185
Stores opened during period	39	33	27
Stores closed during period	(4)	(1)	(3)

Stores at end of period	276	241	209

Relocated stores	3	3	3

Direct

        We offer direct sales through our catalogs and through our e-commerce website, www.bodycentral.com (also accessible under the URL www.bodyc.com), which accepts orders directly from our customers. Direct sales are not included in our comparable store sales.

        For fiscal year 2012, our direct business generated revenues of $35.8 million, or 11.5% of our net revenues.

        We obtain customer information from both catalog and Internet customers as well as mail and email customer lists that we purchase. We currently have a database containing approximately 1.1 million mailing addresses and approximately 2.1 million email addresses.

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

Internet

        Our customers are able to purchase merchandise through our website as well as obtain current information on our store locations. Most of our direct business purchases are made online, although often are tied to the distribution of our latest catalog. As with our catalog, we believe our website reinforces our Body Central brand.

Marketing and Advertising

        While our products appeal to women of varying ages and diverse backgrounds, our core customer is a young woman in her late teens or twenties who enjoys shopping for the latest fashions. According to the U.S. Census Bureau, there were estimated to be approximately 26.2 million women as of July 2011 between the ages of 18 to 29. Our target customer represents a growing segment of the U.S. population and we believe that she spends a higher proportion of her income on fashion than the general population.

        Our marketing approach aims to increase customer traffic and build brand image. We use catalog distribution, email communications, in-store graphics, our website and social networking platforms, such as Facebook and Twitter, to achieve our marketing goals. We believe that in order to serve the customer better, we have to communicate our brand clearly through our merchandise assortment, marketing programs, and across our retail catalog and e-commerce channels. We often coordinate marketing efforts with the malls and shopping centers in which our stores are located.

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

Distribution

        We distribute all of our merchandise from our corporate headquarters in Jacksonville, Florida, which occupies approximately 179,000 square feet, consisting of approximately 146,000 square feet of warehouse space and approximately 33,000 square feet of office space. All of our merchandise is received, inspected, managed, stored and distributed through our warehouse. Most of our merchandise is currently pre-ticketed and pre-assorted by our vendors, which allows us to distribute the merchandise quickly and reduce labor costs. Merchandise is shipped up to five times per week to our stores to ensure a steady flow of new inventory. In January 2013, we signed a lease to occupy a larger, more modern distribution facility that we plan to transition to in late 2013 and early 2014. The new facility will provide greater capacity to support new store growth and enhance inventory management capabilities.

Information Technology Systems

        Our information technology systems provide support and information to our management team. We use a combination of customized and industry-standard software systems to support the following functions:

  •
  store point-of-sale;

  •
  e-commerce and catalog;

  •
  inventory management; and

  •
  financial reporting.

        In fiscal years 2012 and 2011, we installed several new systems to enhance our store labor scheduling and loss prevention systems. Our labor scheduling system improves the efficiency of our labor scheduling and the new loss prevention system broadens the scope of our loss prevention capabilities. In 2012, we also expanded our information technology staffing infrastructure to support our growth and profit objectives for both our store and direct businesses. We plan to continue to upgrade our information systems and infrastructure to support future growth and earnings objectives. We believe the internet, or our direct business, is a key component to our overall brand proposition, the consumer experience and our corporate strategy to unify our sales channels through more integrated systems, content consistency and cross-channel marketing.

Competition

        The specialty apparel retail market is highly competitive. We compete primarily with other specialty retailers and Internet and catalog businesses that specialize in women's apparel and accessories targeting customers in their late teens and twenties. We believe the principal basis upon which we compete is by offering quality, current fashions at value prices. We believe that our success is also dependent on our in-store experience, our Body Central brand, our current fashions and desirable store locations.

        Our success depends in part on our ability to respond quickly to fashion trends so that we can meet the changing demands of our customers. We believe our competitors include other specialty retailers such as Forever 21, Wet Seal, rue21 and Charlotte Russe. Our market is highly competitive and many of these retailers have substantially greater name recognition, as well as financial, marketing, and other resources, and devote greater resources to the sale of their products than we do. We may face new competitors and increased competition in existing markets as we expand into new markets and increase our presence in existing markets.

Intellectual Property

        We have registered trademarks with the U.S. Patent and Trademark Office, including Body Central® and Lipstick®. In addition, we own domain names, including www.bodycentral.com and www.bodyc.com, and we own unregistered copyright rights in our website content. We believe our material trademarks have value, and we protect them against infringement. We will continue to file new applications as appropriate to protect our intellectual property rights.

        In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which is a cosmetics and beauty store. We are not affiliated with this company. In 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women's apparel and apparel accessories. Under the terms of this license agreement, we granted an exclusive, royalty-free license to the cosmetics and beauty store company to use our "Body Shop" mark for its business as follows: as a service mark for mail order retail sales of t-shirts and sweatshirts in 49 states and territories and of other apparel in 38 states and territories; as a service mark for retail store sales of apparel in 38 states and territories; and as a trademark for apparel in 38 states and territories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our "Body Shop" mark in our stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. We currently operate under the Body Central banner and, in a minority of stores in certain states, we operate under the Body Shop banner. Our current business is focused on developing the Body Central® and Lipstick® brands and we are moving away from the use of the Body Shop name in our stores. We currently operate 12 stores under the Body Shop banner, and expect that this number will decline as we remodel or update older stores and transition to Body Central signs and banners.

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

Employees

        As of March 1, 2013, we had approximately 3,305 total employees. Out of our total employees, approximately 163 were based at our corporate headquarters in Jacksonville, Florida, and approximately 3,142 were store employees. We had approximately 949 full-time employees and approximately 2,356 part-time employees, the latter of whom are primarily store employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of March 1, 2013. Our relationship with our employees is a key to our success, and we believe that relationship is strong.

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

Privacy Policy

        In the course of our business, we collect information about our customers, including customer data submitted to us in connection with purchases of our product at stores as well as from our direct business. We respect the privacy of our customers and take steps to safeguard the confidentiality of the information that they provide to us.

Available Information

        We make available free of charge on our Internet website, www.bodycentral.com (also accessible under the URL www.bodyc.com), copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the "SEC"). These materials may also be obtained free of charge at the web site maintained by the SEC at www.sec.gov.

        The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business

Our success depends on our ability to anticipate, identify and respond quickly to changing fashion trends.

        Our core market, apparel and accessories for women in their late teens and twenties, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on the latest fashion trends and customer demands, including merchandise, styles and materials that will appeal and be saleable to our customers. A small number of our employees and our team of buyers, are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly to changes in styles, trends or desired image preferences or to anticipate demand is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and a greater number of markdowns. If we do not accurately forecast fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.

Our growth strategy depends upon our ability to successfully open and operate new stores each year in a timely and cost-effective manner without affecting the success of our existing store base.

        Our strategy to grow our business depends partly on continuing to open new stores. Our future operating results will depend largely upon our ability to find a sufficient number of suitable locations that will allow us to successfully open and operate new stores each year in a timely and cost-effective manner. We believe there are many opportunities to expand our store base from our 276 locations as of December 29, 2012. In fiscal year 2013, we plan to open approximately 25 new stores. Our expansion plans are only targets, and the actual number of new stores we open could differ significantly from these estimates.

        Our ability to successfully open and operate new stores depends on many factors including, among others, our ability to:

  •
  identify desirable store locations, primarily in regional malls as well as outlet, lifestyle and power centers;

  •
  negotiate acceptable lease terms, including desirable tenant allowances;

  •
  maintain out-of-pocket, build-out costs in line with our store economic model, including landlord contributions for a portion of our construction expenses;

  •
  hire, train and retain a growing workforce of store managers, sales associates and other personnel;

  •
  successfully integrate new stores into our existing control structure, operating environment, and information technology systems; and

  •
  efficiently expand the operations of our distribution facility to meet the needs of a growing store network.

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

        Many of our competitors and potential competitors may be larger and have greater name recognition and access to greater financial, marketing and other resources. Therefore, these competitors may be able to adapt to changes in trends and customer desires more quickly, devote greater resources to the marketing and sale of their products, generate greater brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which would reduce our sales and revenues and adversely affect our results of operations.

Our inability to maintain or improve levels of comparable store sales or direct sales could negatively impact our profitability and financial operations.

        If our future comparable store sales continue to decline, our profitability could be negatively impacted. In addition, the comparable store sales results have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in our merchandise mix, inventory shrinkage, the success of our marketing programs, holiday timing and weather conditions. In addition, it may be more challenging for us to sustain high levels of comparable store sales growth during and after the planned expansion of our store base. Likewise, we have many strategic growth initiatives centered on a more consistent and singular approach to branding, merchandise content and customer messaging, between our stores and direct business. If these growth strategies are not achieved, we could experience an impairment of goodwill or a decline in stock price.

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

        We are evaluating replacing several significant systems relating to inventory management, customer relationship management, accounting, allocations, and general ledger, and our web site functionality. When implementing new technology systems, even an off-the-shelf solution, there is always risk that the system does not function properly or that other challenges arise that we did not anticipate. The risks associated with these systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting. Any resulting disruptions could harm our business, prospects, financial condition and results of operations.

A failure in our e-commerce operations could significantly disrupt our business and lead to reduced sales and reputational damage.

        Our direct business operations are growing and represent an important part of our business, accounting for approximately 11.5% of our net revenues in fiscal year 2012. Expanding our direct business is an important part of our growth strategy. In addition to changing consumer preferences and buying trends in e-commerce, we are vulnerable to certain additional risks and uncertainties associated with Internet sales, including changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand's reputation.

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

        Many states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information is breached. Governmental focus on data security may lead to additional legislative action, and the increased emphasis on information security may lead customers to request that we take additional measures to enhance security. As a result, we may have to modify our business with the goal of further improving data security, which would result in increased expenses and operating complexity. Lastly, our reputation may be damaged by any compromise of security, accidental loss or theft of customer data in our possession, which would negatively impact our business, financial condition or results of operations.

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

        We believe that we have benefited substantially from the leadership and experience of our key personnel, including executive management. The loss of any of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis.

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

        We do not own or operate any manufacturing facilities. Instead, we purchase all of our merchandise from third-party vendors. Two of our vendors collectively accounted for approximately 27.3% of our purchases in fiscal year 2012. Our business and financial performance depend in large part on our ability to quickly evaluate merchandise for style and fit and also to test and purchase a wide array of desired merchandise from our vendors at competitive prices and in the quantities we require. We generally operate without long-term purchase contracts or other contractual guarantees. Rather, we receive and review samples almost daily for fit and fashion evaluation.

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

We have one facility which is both our corporate headquarters and distribution facility. If we encounter difficulties associated with this facility, we could face inventory shortages that would have a material adverse effect on our business operations.

        Both our corporate headquarters and our only distribution facility are located in the same facility in Jacksonville, Florida. Our distribution facility supports both our retail stores and our direct business. All of our merchandise is shipped from our merchandise consolidators to the distribution facility and then packaged and shipped from our distribution facility to our stores and our direct customers. Our stores and our direct customers must receive merchandise in a timely manner in order to stay current with the fashion preferences of our customers.

        In January 2013, we signed a lease to occupy a larger, more modern distribution center and corporate headquarters that we plan to transition to in late 2013 and early 2014. While we believe the size and scale of our distribution center is sufficient to service our growth plans for the foreseeable future, the efficient flow of our merchandise requires that we have adequate capacity in our distribution facility to support our current level of operations and our growth plans. Our planned transition to the new distribution center is a complex transition involving the installation and implementation of complex systems and equipment. We cannot be assured such transition will occur without unanticipated complications. If we encounter such difficulties associated with our new distribution facility or if it were to shut down for any reason, including by fire or other natural disaster, we could face inventory shortages resulting in "out-of-stock" conditions in our stores, and delays in shipments to our direct customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise.

Hurricanes or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our business.

        A substantial number of our stores are located in the southeastern U.S. which is prone to severe weather conditions. For example, hurricanes have passed through Florida and other states along the Gulf Coast causing extensive damage to the region. Such a catastrophe could have an adverse impact on our operations, whether it was to occur at our distribution center or in an area where our retail locations are more densely located. In addition, to the extent that the predictions of some climate change models prove accurate, there may be significant national and regional physical effects from climate change such as increases in storm intensity and frequency, including hurricanes. An increase in adverse weather conditions impacting the southeastern U.S. generally, could harm our business, results of operations and financial condition. In fact, all of our locations expose us to diverse risks, given that natural disasters or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, can occur anywhere and could cause disruptions in our operations. Extensive or multiple disruptions in our operations, whether at our stores or our corporate headquarters and distribution center, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.

        In 2012, we implemented a disaster recovery plan that included the relocation of our data center to a third-party site. While we have taken steps to mitigate the risk related to unanticipated catastrophes, we cannot be assured that these actions have adequately limited our exposure to business interruptions.

Our net revenues and merchandise fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in seasonal shopping patterns, weather and related risks.

        Due to the seasonal nature of the retail industry, we have historically experienced and expect to continue to experience some fluctuations in our net revenues and net income period over period. As such, quarterly net revenues cannot be used as an accurate indicator of annual results. In addition, net revenues in a period can fluctuate due to shifts in the timing of the holidays. For instance, the Easter holiday will occur during different fiscal quarters from year to year. If for any reason our net revenues were below seasonal norms or expectations during these quarters, our annual results of operations could be adversely affected. In order to prepare for these fluctuations, we must order and keep in stock more merchandise than we carry at other times during the year. This inventory build-up may require us to expend cash faster than is generated by our operations during such periods.

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

        In addition to increased regulatory compliance requirements, changes in laws could make the ordinary conduct of our business more expensive or require us to change the way we do business. Laws related to employee benefits and treatment of employees, including laws related to limitations on employee hours, immigration laws, child labor laws, minimum wage laws, supervisory status, leaves of absence, mandated health benefits (such as those required under the Affordable Care Act) or overtime pay, could also negatively impact us, such as by increasing compensation and benefits costs for overtime and medical expenses. Moreover, changes in product safety or other consumer protection laws could lead to increased costs to us for some merchandise, or additional labor costs associated with readying merchandise for sale. It is often difficult for us to plan and prepare for potential changes to applicable laws, and future actions or payments related to these changes could be material to us.

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

        Any borrowings under our line of credit and any future debt financing will require interest payments and need to be repaid or refinanced, and would create additional cash demands and financial risk for us. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. Any indebtedness we might incur in the future may contain covenants that restrict our ability to incur additional debt, pay dividends, make acquisitions or investments or do certain other things that may impact the value of our common stock.

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

        In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which operates cosmetics and beauty stores. While we are not affiliated with this company, in 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women's apparel and apparel accessories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our "Body Shop" mark in our stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. While we currently operate under the Body Central banner, we operate under the Body Shop banner in 12 stores in certain states. The use by the cosmetic and beauty store of the Body Shop trademark may create confusion between our business and their business and this could affect our brand.

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

        We currently purchase our entire inventory from domestic, third-party vendors, who source our merchandise both domestically and internationally. These vendors, to the extent they obtain apparel and accessories from outside of the U.S., are subject to trade restrictions, including increased tariffs, safeguards or quotas, which could increase the cost or reduce the supply of merchandise available to us. Under the World Trade Organization Agreement, effective January 1, 2005, the U.S. and other World Trade Organization member countries removed quotas on goods from World Trade Organization members, which in certain instances we believe affords our vendors greater flexibility in importing textile and apparel products from World Trade Organization countries from which they source our merchandise. However, as the removal of quotas resulted in an import surge from China, the U.S. imposed safeguard quotas on a number of categories of goods and apparel from China and may impose additional quotas in the future. These and other trade restrictions could have a significant impact on our vendor's sourcing patterns in the future. The extent of this impact, if any, and the possible effect on our purchasing patterns and costs, cannot be determined at this time. We cannot predict whether any of the countries in which our vendors' merchandise is currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and foreign governments, nor can we predict the likelihood, type or effect of any restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel to our vendors, and we would expect the costs to be passed along in increased prices to us, which could hurt our profitability.

We may be subjected to sales tax in states where we operate our direct business, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We are currently reevaluating our merchandising strategy, including increasing market and trend research; in conjunction with this evaluation, we may incur significantly higher markdowns than in prior periods, leading to reduced profitability.

        Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this Annual Report on Form 10-K could result in the actual operating results being different than the guidance, and such differences may be materially adverse.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We do not own any real property; all of our properties are leased. Our executive offices, warehouse and distribution center are located in an approximately 179,000 square foot facility in Jacksonville, Florida. This facility is leased under a lease agreement expiring in 2016. Of the approximately 179,000 square feet in the facility, approximately 146,000 square feet are dedicated to warehouse space and distribution. In January 2013, we signed a lease to occupy a larger, more modern distribution facility that it plans to move to in the fourth quarter of 2013. The new facility will provide greater capacity to support the new store growth and enhance inventory management capabilities.

        As of December 29, 2012, we had 276 retail stores in 26 states, located primarily in the South, Mid-Atlantic and Midwest. All of our stores are leased from third parties, and the leases typically have terms of six to ten years. Most of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on our achieving specified net sales and many provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

        On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against us and certain of our current and former officers and directors. The amended complaint, filed on February 22, 2013, on behalf of persons who acquired our stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about our business and operations, thereby causing our stock price to be artificially inflated during that period. The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney's fees. Management believes that the complaint lacks merit and we intend to defend our position vigorously, We do not believe the outcome of the class action will have a material adverse effect on our business, financial statements or disclosures.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock has been listed on the NASDAQ Global Market under the symbol "BODY" since our initial public offering on October 14, 2010. Prior to that time there was no public market for our common stock. The following table sets forth the high and low bid prices of our common stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal year 2012
First Quarter	$29.49	$22.23
Second Quarter	$30.93	$8.07
Third Quarter	$11.68	$7.71
Fourth Quarter	$11.55	$9.21
Fiscal year 2011
First Quarter	$24.48	$14.11
Second Quarter	$26.98	$19.77
Third Quarter	$26.20	$14.61
Fourth Quarter	$25.06	$17.09
Fiscal year 2010
Fourth Quarter (beginning October 14, 2010)	$15.75	$11.98

Holders

        As of March 4, 2013, there were approximately 5 shareholders of record of our common stock.

Dividends

        We did not declare or pay dividends on our common stock for our fiscal years 2012, 2011 or 2010. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be retained and used in the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness that we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.

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

Performance Graph

	October 14, 2010	January 1, 2011	December 31, 2011	December 29, 2012
Body Central Corp.	100.00	109.77	192.00	73.23
NASDAQ Composite	100.00	108.93	106.97	121.55
Dow Jones U.S. Apparel Retailer Index	100.00	109.87	122.55	141.91

Unregistered Sales of Equity Securities

        None.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

        The following selected consolidated financial data has been derived from our consolidated financial statements. We have also included certain non-financial operating data to enhance your understanding of our business. We operate on a fiscal calendar which results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31st. The reporting periods contained in our audited financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2012, which ended December 29, 2012, 52 weeks of operations in fiscal year 2011, which ended December 31, 2011, 52 weeks of operations in fiscal year 2010, which ended January 1, 2011, 52 weeks of operations in fiscal year 2009, which ended January 2, 2010, and 53 weeks of operations in fiscal year 2008, which ended January 3, 2009.

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

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010	January 3, 2009
	(in thousands, except per share data)
Statement of Income Data:
Net revenues	$310,958	$296,500	$243,364	$198,834	$191,824
Cost of goods sold	210,913	193,101	161,802	139,352	137,363

Gross profit	100,045	103,399	81,562	59,482	54,461
Selling, general and administrative expenses	74,650	66,803	56,920	46,360	46,174
Depreciation and amortization expense	6,273	5,204	4,773	4,678	5,357
Impairment of long-lived assets	—	—	—	196	936

Income from operations	19,122	31,392	19,869	8,248	1,994
Interest income (expense), net	7	16	(3,292)	(3,956)	(4,329)
Other income (expense), net	205	237	(308)	128	493

Income (loss) before income taxes	19,334	31,645	16,269	4,420	(1,842)
Provision for (benefit from) income taxes	7,387	11,925	6,458	1,640	(890)

Net income (loss)	$11,947	$19,720	$9,811	$2,780	$(952)

Net income (loss) per common share
Basic	$0.74	$1.25	$2.77	$12.94	$(5.42)
Diluted	$0.73	$1.22	$0.73	$0.23	$(5.42)
Weighted average common shares outstanding
Basic	16,187,530	15,780,908	3,502,657	203,235	203,235
Diluted	16,342,859	16,218,382	13,383,642	12,173,978	203,235
Operating Data:
Revenues:
Stores	$275,133	$261,842	$209,413	$165,331	$156,924
Direct	35,825	34,658	33,951	33,503	34,900

Net revenues	$310,958	$296,500	$243,364	$198,834	$191,824
Stores:
Comparable store sales change	(8.1%)	11.3%	14.8%	4.9%	(8.0%)
Number of stores open at end of period	276	241	209	185	180
Sales per gross square foot (in whole dollars)	$234	$253	$233	$207	$204
Average square feet per store	4,258	4,287	4,300	4,312	4,283
Total gross square feet at end of period (in thousands)	1,175	1,033	899	798	771
Direct:
Number of catalogs circulated (in thousands)	24,200	22,900	21,900	20,300	20,300
Revenue per catalog (in whole dollars)	$1.48	$1.51	$1.55	$1.65	$1.72
Capital expenditures (in thousands)	$17,905	$9,806	$6,804	$4,809	$2,640
Balance Sheet Data:
Cash and cash equivalents	$41,136	$41,993	$16,202	$7,226	$4,002
Working capital	44,295	36,881	11,702	(1,967)	(2,698)
Total assets	149,585	132,302	96,996	79,209	77,727
Long-term debt, less current portion	—	—	—	33,000	38,250
Redeemable preferred stock	—	—	—	50,038	49,888
Stockholders' equity (deficit)	100,346	85,072	58,142	(36,891)	(39,689)
Cash Flow Data:
Net cash provided by operating activities	$16,363	$29,448	$19,409	$13,018	$4,220

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

Overview

        Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com (also accessible under the URL www.bodyc.com). We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

        As of December 29, 2012, we had 276 stores with an average size of approximately 4,300 square feet. Our stores are located in fashion retail venues in the South, Mid-Atlantic and Midwest. We opened 39 new stores and closed four stores in fiscal year 2012.

How We Assess the Performance of Our Business

        In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, sales per square foot, direct sales through our catalog and e-commerce channels, gross profit margin, store contribution, selling, general and administrative expenses, earnings before interest taxes depreciation and amortization, net income, and earnings per share.

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

Direct Sales

        We offer direct sales through our catalogs and through our e-commerce website, www.bodycentral.com (also accessible under the URL www.bodyc.com), which accepts orders directly from our customers. We believe the circulation of our catalogs and access to our website increases our reputation and brand recognition with our target customers and helps support the strength of our store operations. Direct sales are not included in our comparable store sales.

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

        Our cost of goods sold is greater in higher volume periods because cost of goods sold generally increases as net revenues increase. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and take appropriate markdowns to clear these goods. The timing and level of markdowns are not seasonal in nature, but are driven by customer acceptance of our merchandise. If we misjudge sales levels and/or trends, we may be faced with excess inventories and be required to mark down our prices for those products in order to sell them. Significant markdowns have reduced the gross profit margin in some prior periods and may do so in the future. As such, we record a markdown reserve based on estimates of future markdowns related to current inventory.

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

Results of Operations

        The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold	67.8	65.1	66.5

Gross profit	32.2	34.9	33.5
Selling, general and administrative expenses	24.0	22.5	23.4
Depreciation and amortization	2.0	1.8	2.0

Income from operations	6.2	10.6	8.1
Interest income (expense), net	—	—	1.4
Other income (expense), net	—	(0.1)	0.1

Income before income taxes	6.2	10.7	6.6
Provision for income taxes	2.4	4.0	2.7

Net income	3.8%	6.7%	3.9%

Operating Data:
Stores:
Comparable store sales change	(8.1%)	11.3%	14.8%
Number of stores open at end of period	276	241	209
Sales per gross square foot (in whole dollars)	$234	$253	$233
Average square feet per store	4,258	4,287	4,300
Total gross square feet at end of period (in thousands)	1,175	1,033	899
Direct:
Number of catalogs circulated (in thousands)	24,200	22,900	21,900
Revenue per catalog (in whole dollars)	$1.48	$1.51	$1.55

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

Comparison of Fiscal Year 2012 to Fiscal Year 2011

	Fiscal Year Ended
	December 29, 2012		December 31, 2011		Variance
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues	Dollars	Percentages
	(dollars in thousands)
Net revenues	$310,958	100.0%	$296,500	100.0%	$14,458	4.9%
Cost of goods sold	210,913	67.8	193,101	65.1	17,812	9.2

Gross profit	100,045	32.2	103,399	34.9	(3,354)	(3.2)
Selling, general and administrative expenses	74,650	24.0	66,803	22.5	7,847	11.7
Depreciation and amortization	6,273	2.0	5,204	1.8	1,069	20.5

Income from operations	19,122	6.2	31,392	10.6	(12,270)	(39.1)
Interest income (expense), net	7	—	16	—	(9)	(56.3)
Other income (expense), net	205	—	237	(0.1)	(32)	(13.5)

Income before income taxes	19,334	6.2	31,645	10.7	(12,311)	(38.9)
Provision for income taxes	7,387	2.4	11,925	4.0	(4,538)	(38.1)

Net income	$11,947	3.8%	$19,720	6.7%	$(7,773)	(39.4)%

Operating Data:
Revenues:
Stores	$275,133	88.5%	$261,842	88.3%	$13,291	5.1%
Direct	35,825	11.5	34,658	11.7	1,167	3.4

Net revenues	$310,958	100.0%	$296,500	100.0%	$14,458	4.9%

  Net Revenues

        Net revenues increased by $14.5 million, or 4.9%, for fiscal year 2012 as compared to fiscal year 2011.

        Store sales increased $13.3 million, or 5.1%, for fiscal year 2012 as compared to fiscal year 2011. The increase in store sales resulted from the 35 net store additions since December 31, 2011, partially offset by a decrease in comparable store sales. Comparable store sales decreased by 8.1%, or $19.8 million in fiscal 2012 over fiscal year 2011 compared to an increase of 11.3% in fiscal year 2011 over fiscal year 2010. The 8.1% decrease in comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the prior year. Non-comparable store sales increased $33.1 million in fiscal year 2012 compared to fiscal year 2011.

        Direct sales, including shipping and handling fees, increased $1.2 million, or 3.4%, for fiscal year 2012 as compared to fiscal year 2011. 24.2 million catalogs were distributed in 2012 compared to 22.9 million in 2011. The revenue per catalog declined year over year by $0.03 per catalog, or 2%.

Gross Profit

        Gross profit decreased $3.4 million, or 3.2%, for fiscal year 2012 as compared to fiscal year 2011. As a percentage of net revenues, gross profit margin decreased by 270 basis points for fiscal year 2012 as compared to fiscal year 2011. This decrease was attributable to a 160 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 110 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

        Selling, general and administrative expenses increased by $7.8 million, or 11.7%, for fiscal year 2012 as compared to fiscal year 2011. This increase resulted in part from a $5.5 million increase in store operating expenses due primarily to the 35 net store additions since December 31, 2011. As a percentage of net revenues, store operating expenses increased to 16.3% for fiscal year 2012 as compared to 15.2% for fiscal year 2011. General and administrative expenses increased $2.3 million for fiscal year 2012 as compared to fiscal year 2011. As a percentage of net revenues, general and administrative expenses increased to 7.8% for fiscal year 2012 from 7.4% for fiscal year 2011. The increase as a percent of net revenues was primarily due to an increase in professional fees related to recruiting expenses for newly hired and open executive positions, consulting fees related to strategic planning and new systems development, severance benefits to former employees and legal fees related to the class action lawsuit. The aforementioned items, including severance, equated to a net increase of approximately $2.1 million from fiscal year 2011. As a percentage of net revenues, selling, general and administrative expenses were 24.0% for fiscal year 2012 and 22.5% for fiscal year 2011 due to reasons discussed above.

Depreciation and Amortization Expense

        Depreciation and amortization increased $1.1 million, or 20.5%, for fiscal year 2012 as compared to fiscal year 2011. As a percentage of net revenues, depreciation and amortization increased 20 basis points for fiscal year 2012 as compared to fiscal year 2011.

Interest Income, Net

        Interest income, net was $7,000 for fiscal year 2012 and $16,000 for fiscal year 2011.

Provision for Income Taxes

        Provision for income taxes decreased $4.5 million, or 38.1%, for fiscal year 2012 as compared to fiscal year 2011, which was attributable to a $12.3 million decrease in income before income taxes and a rate increase of 50 basis points in the effective tax rate to 38.2% in fiscal year 2012, from 37.7% in fiscal year 2011. As the law extending the WOTC credits for 2012 was not enacted until the first quarter of 2013, the effective tax rate for 2012 increased by 140 basis points partially offset by a 90 basis point decrease in the state tax rates. We will however account for the benefits of these credits in the first quarter of 2013, the period in which the credits were extended by Congress.

Net Income

        Net income decreased $7.8 million for fiscal year 2012 as compared to fiscal year 2011 due to the factors discussed above.

Comparison of Fiscal Year 2011 to Fiscal Year 2010

	Fiscal Year Ended
	December 31, 2011		January 1, 2011		Variance
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues	Dollars	Percentages
	(dollars in thousands)
Net revenues	$296,500	100.0%	$243,364	100.0%	$53,136	21.8%
Cost of goods sold	193,101	65.1	161,802	66.5	31,299	19.3

Gross profit	103,399	34.9	81,562	33.5	21,837	26.8
Selling, general and administrative expenses	66,803	22.5	56,920	23.4	9,883	17.4
Depreciation and amortization	5,204	1.8	4,773	2.0	431	9.0

Income from operations	31,392	10.6	19,869	8.1	11,523	58.0
Interest income, net of interest (expense)	16	—	(3,292)	(1.4)	3,308	(100.5)
Other income, net of other (expense)	237	(0.1)	(308)	(0.1)	545	(176.9)

Income before income taxes	31,645	10.7	16,269	6.6	15,376	94.5
Provision for income taxes	11,925	4.0	6,458	2.7	5,467	84.7

Net income	$19,720	6.7%	$9,811	3.9%	$9,909	101.0%

Operating Data :
Revenues:
Stores	$261,842	88.3%	$209,413	86.0%	$52,429	25.0%
Direct	34,658	11.7	33,951	14.0	707	2.1

Net revenues	$296,500	100.0%	$243,364	100.0%	$53,136	21.8%

Net Revenues

        Net revenues increased by $53.1 million, or 21.8%, for fiscal year 2011 from fiscal year 2010. The increase resulted from an increase in non-comparable store sales in addition to a slight increase in our direct sales.

        Store sales increased $52.4 million, or 25.0%, for fiscal year 2011 as compared to fiscal year 2010. Comparable store sales increased by 11.3%, or $21.9, million in fiscal 2011 over fiscal year 2010 compared to an increase of 14.8% in fiscal year 2010 over fiscal year 2009. The 11.3% increase in comparable store sales was primarily driven by an increase in the number of transactions on a per store basis as compared to fiscal year 2010. Non-comparable store sales increased by $30.5 million in fiscal year 2011 as compared to fiscal year 2010.

        Direct sales, including shipping and handling fees, increased $707,000, or 2.1%, for fiscal year 2011 as compared to fiscal year 2010. This increase was due primarily to the increase in the number of catalogs circulated, partially offset by a decrease in revenue per catalog.

Gross Profit

        Gross profit increased $21.8 million, or 26.8%, for fiscal year 2011 as compared to fiscal year 2010. As a percentage of net revenues, gross profit margin increased by 140 basis points for fiscal year 2011 as compared to fiscal year 2010. This increase was attributable to a 20 basis point decrease in merchandise margin, and a 160 basis point decrease in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues, due primarily to an increase in comparable store sales and a favorable change in per store occupancy costs.

Selling, General and Administrative Expense

        Selling, general and administrative expenses increased by $9.9 million, or 17.4%, for fiscal year 2011 as compared to fiscal year 2010. This increase resulted in part from a $6.4 million increase in store operating expenses due primarily to the 32 net store additions since January 1, 2011. As a percentage of net revenues, store operating expenses decreased to 16.3% for fiscal year 2011 as compared to 17.3% for fiscal year 2010, primarily as a result of leveraging store payroll related expenses. General and administrative expenses increased $3.5 million primarily due to increased compensation expense needed to support store growth and profit objectives. As a percentage of net revenues, general and administrative expenses increased to 6.2% for fiscal year 2011 as compared to 6.1% for fiscal year 2010.

        As a percentage of net revenues, selling, general and administrative expenses were 22.5% for fiscal year 2011 and 23.4% for fiscal year 2010 due to reasons discussed above.

Depreciation and Amortization Expense

        Depreciation and amortization increased $431,000, or 9.0%, for fiscal year 2011 as compared to fiscal year 2010. As a percentage of net revenues, depreciation and amortization decreased 20 basis points for fiscal year 2011 as compared to fiscal year 2010 primarily as a result of an increase of our comparable store sales.

Interest Income, Net

        Net interest income increased by $3.3 million, or 100.5%, for fiscal year 2011 as compared to fiscal year 2010, which primarily reflects the reduction in interest expense as a result of the repayment and termination of our senior credit facility on October 20, 2010 using net proceeds from our initial public offering. The early repayment triggered a charge of $793,000 for interest and related fees. The senior credit facility was subsequently terminated.

Provision for Income Taxes

        Provision for income taxes increased $5.5 million, or 84.7%, for fiscal year 2011 as compared to fiscal year 2010, which was attributable to a $15.4 million increase in income before income taxes partially offset by a rate decrease of 200 basis points in the effective tax rate to 37.7% in fiscal year 2011, as compared to 39.7% in fiscal year 2010. The decrease in the effective rate was due primarily to converting incentive stock options to non-qualified option during fiscal 2011.

Net Income

        Net income increased $9.9 million for fiscal year 2011 as compared to fiscal year 2010 due to the factors discussed above.

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

        On January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion. The facility has maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants. As of December 29, 2012, we were in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

        On March 8, 2013, we renewed the Line of Credit Agreement; the facility has a maturity date of May 5, 2015. There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.

        Our ability to fund our cash flow needs depends largely on our future operating performance. In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, direct sales through our catalog and e-commerce channels, gross profit margin, store contribution, and selling, general and administrative expenses.

        Our cash and cash equivalents balance decreased $857,000 to $41.1 million as of December 29, 2012, as compared to $42.0 million as of December 31, 2011. Components of this change in cash in fiscal year 2012, as well as the change in fiscal years 2011 and 2010, are shown in the following table:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Provided by operating activities	$16,363	$29,448	$19,409
Used in investing activities	(18,519)	(9,806)	(6,804)
Provided by (used in) financing activities	1,299	6,149	(3,629)

Net (decrease) increase in cash / cash equivalents	$(857)	$25,791	$8,976

Operating Activities

        Cash provided by operating activities consist of net income adjusted for non-cash items, including depreciation and amortization, deferred income taxes and the effect of other working capital requirements, as summarized in following table:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Net income	$11,947	$19,720	$9,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,273	5,204	4,773
Amortization of premiums and discounts on investments	460	—	—
Deferred income taxes	1,067	(523)	2,076
Inventories	(1,830)	(2,772)	(5,471)
Merchandise accounts payable	(2,783)	1,618	5,802
Other working capital components	1,229	6,201	2,418

Net cash provided by operating activities	$16,363	$29,448	$19,409

        Net cash provided by operating activities decreased $13.1 million to $16.3 million during fiscal year 2012 as compared to $29.4 million for fiscal year 2011. This decrease was attributable to a $7.8 million decrease in net income, a $5.0 million unfavorable change in other working capital requirements, a $3.4 million unfavorable change in our requirements for inventory, net of merchandise accounts payable, offset by a $1.5 million increase in depreciation and amortization and a $1.6 million favorable change in deferred income taxes.

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

Investing Activities

        Cash used in investing activities consist primarily of capital expenditures for new and existing stores, as well as our investment in information technology:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Purchases of property and equipment	$(17,905)	$(9,806)	$(6,804)
Proceeds from sale of assets	29	—	—
Purchases of short-term investments	(25,104)	—	—
Proceeds from sales of short-term investments	10,880	—	—
Proceeds from maturities of short-term investments	13,760	—	—
Purchase of intangible assets	(179)	—	—

Net cash used in investing activities	$(18,519)	$(9,806)	$(6,804)

        For fiscal year 2012, net cash used in investing activities increased $8.7 million as compared to fiscal year 2011. This increase was primarily attributable to an $8.1 million increase in capital expenditures related to new store construction, $25.1 million of purchases of short-term investments, offset by $10.9 million in proceeds from sales of short-term investments, $13.8 million of maturities of short-term investments and a $179,000 purchase of a website domain name.

        For fiscal year 2011, purchases of property and equipment increased $3.0 million compared to fiscal year 2010. This increase was primarily attributable to capital expenditures for new store construction.

Financing Activities

        Cash provided by (used in) financing activities consist primarily of proceeds from our common stock offerings, exercise of employee stock options and tax benefits from stock-based award activities. Prior to our initial public offering in October 2010, our financing activities historically consisted of borrowings and payments on our outstanding senior credit facility:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Principal payments on long-term debt	$—	$—	$(38,250)
Proceeds from public offering, net of issuance costs	—	1,143	38,152
Proceeds from the issuance of stock options	542	1,553	—
Redemption of Series C preferred stock	—	—	(3,531)
Excess tax benefits from stock-based compensation	757	3,453	—

Net cash provided by (used in) financing activities	$1,299	$6,149	$(3,629)

        On February 16, 2011, the Company completed a secondary offering of 5,703,764 shares of common stock priced at $16.50 per share. The Company sold 100,000 new shares of its common stock in the offering, and selling shareholders sold 5,603,764 shares of common stock in the offering which included all of the 743,969 shares sold pursuant to the underwriters' over-allotment option. The offering raised net proceeds of $1.1 million for the Company, after deducting the underwriting discount and offering expenses paid by the Company. The Company did not receive any proceeds from the sale of any shares by the selling stockholders.

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

Outlook

        Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position, net cash provided by operating activities, availability under the Line of Credit Agreement as well as net proceeds from our secondary common stock offering in February 2011 will be adequate to finance our working capital needs and planned capital expenditures for at least the next twelve months. Planned capital expenditures for fiscal year 2013 include expenditures for approximately 25 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which includes investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.

Off Balance Sheet Arrangements

        We are not a party to any off balance sheet arrangements.

Contractual Obligations

        We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our contractual obligations as of December 29, 2012 over the periods specified.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations(1)	$107,449	$23,765	$21,918	$19,703	$42,063
Purchase obligations(2)	13,715	13,715	—	—	—

Total	$121,164	$37,480	$21,918	$19,703	$42,063

(1)
Represents future minimum rental commitments under non-cancelable operating leases and does not include incremental rents which are computed as a percentage of net sales.

(2)
Represents outstanding obligations to vendors for purchased merchandise inventory already received.

        The above table does not include long-term debt as we did not have any direct borrowings under our revolving line of credit facility. Other long-term liabilities on the balance sheet include the liability for unrecognized tax benefits, deferred compensation and deferred rent liability.

Impact of Inflation

        Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

New Accounting Standards

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (ASC) 220, Comprehensive Income. The amended guidance eliminates the current option to disclose other comprehensive income and its components in the statement of changes in stockholders' equity, as permitted under ASU No. 2011-05, we elected to present items of net Income and Other Comprehensive Income within a single note to the financial statements beginning the in first quarter of 2012.

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other. This guidance is intended to simplify how entities test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. This ASU became effective for fiscal years beginning after December 15, 2011. We have opted for an early adoption of this ASU. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

        In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210). The amended guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this amendment is to facilitate comparability between entities that prepare their financial statements on the basis of GAAP and those that prepare it on the basis of IFRS. This guidance became effective for annual reporting periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on our financial statements or disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation of relcassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, we have elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning the in first quarter of 2013.

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

Inventory Valuation

        Inventories are comprised primarily of women's apparel and accessories and are stated at the lower of cost or market, on a first-in, first-out basis, using the retail inventory method. We record merchandise receipts at the time they are delivered to our merchandise consolidator as this is the point at which title and risk of loss transfer to us. Our merchandise is delivered from our vendors to the merchandise consolidator, a third party provider of consolidated freight services. We utilize two freight consolidators, one on the west coast and one on the east coast. We do not directly import any merchandise at this time.

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

Impairment of Long-Lived Assets

        We are exposed to potential impairment if the book value of our assets exceeds their expected future cash flows. The major components of our long-lived assets are store fixtures, equipment and leasehold improvements. We follow FASB ASC 360, Property, Plant and Equipment, which requires an impairment analysis to be performed on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Our evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized as the difference between the carrying value and the estimated fair value of the assets based on the discounted future cash flows of the assets using a rate that approximates our weighted average cost of capital.

Goodwill

        Goodwill of $55.5 million was recognized on the acquisition of Body Shop of America, Inc., now known as Body Central Stores, Inc., and Catalogue Ventures, Inc., and now known as Body Central Direct, Inc., on October 1, 2006. We follow FASB ASC 350, Intangibles—Goodwill and Other, which requires that goodwill and indefinite life intangibles are subject to an assessment of impairment at least annually. Under this guidance, we are required to compare the fair value of each reporting unit with its carrying amount to determine if there is a potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. In fiscal year 2007, we recorded a $34.0 million impairment of goodwill related to our store operations as a result of the slowing economy, repositioning of our merchandise strategy, competition with retailers and operating performance of our stores.

        In the fourth quarter of 2011 we early adopted the new guidance under Accounting Standards Update 2011-08, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. This new guidance provides an option to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. In the fourth quarter of 2012 the Company adopted Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (topic 350); Testing Indefinite Lived Intangible Assets for Impairment, that simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived assets other than goodwill. Our management performed this qualitative analysis as of December 29, 2012 for its indefinite lived intangible assets and the goodwill associated with the store operating segment. This analysis considered factors such as the year over year change in our competitive retail sector, comparable store sales, catalog sales, the Company's stock price, the Company's actual revenue in fiscal 2012 compared to management's forecasted revenue in fiscal year 2010 (management's most recent valuation performed), our market value relative to our book value, the debt levels, the Company's cash from operations and the Company's cash balances. The qualitative analysis further evaluated changes in the Company's management and our infrastructure and refinements to our strategic objectives including the replacement or addition of several key functions, and concluded that it is more likely than not that the store operating segment's indefinite lived intangible assets and the goodwill assiciated with the store operating segment's fair value was greater than its carrying value and therfore did not perform additional procedures associated with those assets.

        The Company has recently made significant investments in the direct business based on a refined approach towards customer communication channels, customer relationship management intiatives and a refined production offering. However as operating margins in 2012 were not in line with expectations, managment elected to perform the step one analysis for assessing whether an impairment of goodwill on its direct operating segment existed and determined that an imairment did not exist because the fair market value of the direct segment was greater than the carrying value as of December 29, 2012.

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

        We follow FASB ASC 740, Income Taxes, guidance on accounting for uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. The standard also provides guidance for de-recognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. In May 2007, the FASB amended the guidance associated with the criteria that must be evaluated in determining if a tax position has been effectively settled and should be recognized as a tax benefit. We did not have any uncertain tax provisions recorded in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Stock-Based Compensation

        We account for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation cost is measured at the grant date fair value and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation expense. The weighted-average grant-date fair value of options was $10.81, $11.93 and $8.54 in fiscal years 2012, 2011 and 2010, respectively. We estimate the grant date fair value of stock option awards using the Black-Scholes option pricing model. For fiscal years 2012, 2011 and 2010, the fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Expected option term(1)	6.25 years	6.25 years	6.19 years
Expected volatility factor(2)	66.3%	65.8%	73.7%
Risk-free interest rate(3)	1.0%	1.4%	1.5%
Expected annual dividend yield	0%	0%	0%

(1)
Since there was not sufficient historical information for grants with similar terms, the simplified or "plain-vanilla" method of estimating option life was utilized.

(2)
The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies' common stock over the most recent period equal to the expected option life of the grant. We use peer companies' volatility because we have been public less than two years and our expected term is over six years. These peer companies represent other publicly traded retailers in the female fashion segment.

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

        On March 22, 2011, our Board of Directors approved, subject to stockholder approval, an amendment and restatement of our Amended and Restated 2006 Equity Plan (the "Plan"). On May 25, 2011, our stockholders approved the amendment and restatement to the Plan. The amended and restated Plan permits up to 250,000 of the remaining shares of common stock reserved for future issuance as of March 21, 2011 under the Plan to be issued in the form of restricted stock awards and allows certain awards under the Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, if the compensation committee of our Board of Directors chooses to qualify the awards in other respects.

        For long-term incentives, our Board of Directors established an annual equity grant protocol that resulted in an initial grant effective as of September 16, 2011 and a subsequent grant effective.as of April 16, 2012. The Committee's initial long-term incentive awards granted to certain executives were roughly two-thirds stock options and one-third time-vested restricted stock. The stock options and restricted stock vest over a four-year period.

        On May 24, 2012, our stockholders approved an amendment and restatement of our Amended and Restated 2006 Equity Incentive Plan (the "Plan"). The Plan as amended and restated (i) increases the number of shares available under the Plan by 400,000 shares; (ii) eliminates the element of the Plan's definition of change of control that previously included a discretionary determination by the Board of Directors that a change of control had occurred; (iii) modifies treatment of awards upon a change of control of the company to provide that, if a successor assumes or replaces awards granted under the

Plan, 50% of the unvested portion of an award will vest and the remaining portion will not be accelerated upon the change of control unless the participant's employment is also terminated; (iv) enhances the Plan's flexibility with respect to award types and adds individual limits for each award type; and (v) makes future awards under the Plan subject to any "clawback" or recoupment policy that the company maintains from time to time.

        Stock-based compensation expense related to stock options was $2.0 million, $1.1 million and $563,000 for fiscal years 2012, 2011 and 2010, respectively, and is included in selling, general and administrative expenses and cost of goods sold on our Consolidated Statements of Comprehensive Income. We did not capitalize any expense related to stock-based compensation. We granted options to purchase an aggregate of 173,577, 193,266 and 130,000 shares of common stock in fiscal years 2012, 2011 and 2010, respectively. We granted 69,948 shares of restricted stock in 2012, 30,704 in 2011 and none in 2010. We have granted 395,000 options to purchase shares of our common stock in fiscal year 2013 through March 4, 2013. Any future equity grants will increase our stock-based compensation expense in fiscal year 2013 and in future fiscal years compared to fiscal year 2012.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to market risk from fluctuations in interest rates with respect to its Line of Credit Agreement. For variable rate debt, including any future borrowings under our Line of Credit Agreement, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.

Effects of Inflation

        Components of our operations subject to inflation include lease and labor costs. Our leases require it to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on its results of operations in recent years.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Body Central Corp.
Index to Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Stockholders of Body Central Corp.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Body Central Corp. and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 13, 2013

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$41,136	$41,993
Accounts receivable	4,710	2,607
Inventories	22,971	21,141
Prepaid expenses and other current assets	6,966	4,293
Deferred tax asset, current	1,959	1,953

Total current assets	77,742	71,987
Property and equipment, net of accumulated depreciation of $25,123 and $19,892	33,515	22,159
Goodwill	21,508	21,508
Intangible assets, net of accumulated amortization of $3,810 and $3,633	16,574	16,542
Other assets	246	106

Total assets	$149,585	$132,302

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,715	$16,498
Accrued expenses and other current liabilities	19,732	18,608

Total current liabilities	33,447	35,106
Other liabilities	10,494	7,899
Deferred tax liability, long-term	5,298	4,225

Total liabilities	49,239	47,230

Commitments and contingencies
Stockholders' equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,302,007 shares issued and outstanding as of December 29, 2012 and 16,095,377 shares issued and outstanding as of December 31, 2011	16	16
Additional paid-in capital	96,032	92,705
Accumulated earnings (deficit)	4,298	(7,649)

Total stockholders' equity	100,346	85,072

Total liabilities and stockholders' equity	$149,585	$132,302

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands, except share and per share data)
Net revenues	$310,958	$296,500	$243,364
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	210,913	193,101	161,802

Gross profit	100,045	103,399	81,562
Selling, general and administrative expenses	74,650	66,803	56,920
Depreciation and amortization	6,273	5,204	4,773

Income from operations	19,122	31,392	19,869
Interest income (expense), net of $452, $1 and $3,300	7	16	(3,292)
Other income (expense), net	205	237	(308)

Income before income taxes	19,334	31,645	16,269
Provision for income taxes	7,387	11,925	6,458

Net income	$11,947	$19,720	$9,811

Net income per common share:
Basic	$0.74	$1.25	$2.77

Diluted	$0.73	$1.22	$0.73

Weighted-average common shares outstanding:
Basic	16,187,530	15,780,908	3,502,657

Diluted	16,342,859	16,218,382	13,383,642

Other comprehensive income:
Other comprehensive income, net of tax	—	—	—

Comprehensive income	$11,947	$19,720	$9,811

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock Shares	Common Stock	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Stockholders' Equity
	(in thousands, except share data)
Balance as of January 2, 2010	203,235	$—	$289	$(37,180)	$(36,891)
Stock-based compensation	—	—	563	—	563
Dividends payable on Series C preferred stock	—	—	(113)	—	(113)
Convert Series A preferred stock to common stock	7,795,401	8	31,072	—	31,080
Convert Series B preferred stock to common stock	4,073,708	4	15,536	—	15,540
Issuance of common stock in initial public offering (net of issuance costs)	3,333,333	3	38,149	—	38,152
Net income	—	—	—	9,811	9,811

Balance as of January 1, 2011	15,405,677	$15	$85,496	$(27,369)	$58,142
Stock-based compensation	—	—	1,060	—	1,060
Stock options exercised	439,420	1	1,553	—	1,554
Issuance of common stock in secondary offering (net of issuance costs)	250,280	—	1,143	—	1,143
Tax benefits from stock-based compensation	—	—	3,453	—	3,453
Net income	—	—	—	19,720	19,720

Balance as of December 31, 2011	16,095,377	$16	$92,705	$(7,649)	$85,072
Stock-based compensation	—	—	2,028	—	2,028
Stock options exercised	135,103	—	542	—	542
Issuance of restricted stock, net	71,728	—	—	—	—
Stock repurchases	(201)	—	—	—	—
Tax benefits from stock-based compensation	—	—	757	—	757
Net income	—	—	—	11,947	11,947

Balance as of December 29, 2012	16,302,007	$16	$96,032	$4,298	$100,346

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Cash flows from operating activities
Net income	$11,947	$19,720	$9,811
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,273	5,204	4,773
Deferred income taxes	1,067	(523)	2,076
Tax benefits from stock-based compensation	(757)	(3,453)	—
Stock-based compensation	2,028	1,060	563
Amortization of premiums and discounts on investments, net	460	—	—
Loss on disposal of property and equipment	84	29	534
Loss on short-term investments	4	—	—
Changes in assets and liabilities:
Accounts receivable	(2,103)	(1,349)	(350)
Inventories	(1,830)	(2,772)	(5,471)
Prepaid expenses and other current assets	(459)	(360)	(1,285)
Other assets	(140)	(4)	19
Accounts payable	(2,783)	1,618	5,802
Accrued expenses and other current liabilities	1,124	4,238	1,963
Income taxes	(1,457)	3,218	156
Other liabilities	2,905	2,822	818

Net cash provided by operating activities	16,363	29,448	19,409

Cash flows from investing activities
Purchases of property and equipment	(17,905)	(9,806)	(6,804)
Proceeds from sales of assets	29	—	—
Purchases of short-term investments	(25,104)	—	—
Proceeds from sales of short-term investments	10,880	—	—
Proceeds from maturities of short-term investments	13,760	—	—
Purchase of intangible assets	(179)	—	—

Net cash used in investing activities	(18,519)	(9,806)	(6,804)

Cash flows from financing activities
Principal payments on long-term debt	—	—	(38,250)
Proceeds from common stock offering, net of issuance costs	—	1,143	38,152
Proceeds from the issuance of stock options	542	1,553	—
Redemption of Series C preferred stock	—	—	(3,531)
Tax benefits from stock-based compensation	757	3,453	—

Net cash provided by (used in) financing activities	1,299	6,149	(3,629)

Net (decrease) increase in cash and cash equivalents	(857)	25,791	8,976
Cash and cash equivalents
Beginning of year	41,993	16,202	7,226

End of year	$41,136	$41,993	$16,202

Supplemental disclosures
Cash paid for interest	$—	$—	$3,261
Cash paid for income taxes	7,586	9,625	4,223
Noncash financing activities
Convert of Series A preferred stock to common stock	$—	$—	$31,080
Convert of Series B preferred stock to common stock	—	—	15,540

The accompanying notes are an integral part of these consolidated financial statements.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization

        Body Central Corp. (the "Company"), formerly known as Body Central Acquisition Corp., is a specialty retailer of young women's apparel and accessories operating retail stores in the South, Mid-Atlantic and Midwest regions of the United States. The Company operates specialty apparel stores under the Body Central and Body Shop banners as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com (also accessible under the URL www.bodyc.com).

        On March 12, 2012, the Company formed a new wholly owned subsidiary, Body Central Services, Inc. ("BCS") to achieve certain business objectives, including realignment of certain business operations and intercompany relationships. Effective April 1, 2012, the Company contributed all of the merchandising, marketing and information technology department's tangible property and certain personnel to BCS in exchange for 100 shares of the Company's stock. BCS will provide merchandising, marketing and information technology services to the stores and the direct business operating segments.

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

Stock Split

        On October 25, 2010, a 25.40446-for-1 stock split of the Company's outstanding common stock was implemented in conjunction with the Company's initial public offering. All common stock shares, per share data, and option exercise prices in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the stock split.

Principles of Consolidation

        The accompanying Consolidated Financial Statements, prepared in accordance principles generally accepted in the United States of America (GAAP), include the assets, liabilities, stockholders' equity,

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

revenues and expenses of the Company and its wholly-owned subsidiaries, Body Central Stores, Inc., formerly known as Body Shop of America, Inc., a Florida Corporation, and Body Central Direct, Inc., formerly known as Catalogue Ventures, Inc., also a Florida corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

        The Company's fiscal year ends on the Saturday closest to December 31. Fiscal years 2012, 2011 and 2010 ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Fiscal years 2012, 2011 and 2010 included 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Segment Reporting

        The Financial Accounting Standards Board (FASB) has established guidance for reporting information about a company's operating segments, including disclosures related to a company's products and services, geographic areas and major customers. The Company has aggregated its net revenues generated from its retail stores and its direct business into one reportable segment. The Company aggregates its operating segments because they have a similar class of customer, nature of products, nature of production process and distribution methods as well as similar economic characteristics. The Company has no international sales. All of the Company's identifiable assets are in the United States.

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

        Revenue from unredeemed gift certificates is recognized when it is determined that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates to relevant jurisdictions. No revenue from gift certificate breakage was recognized in fiscal years 2012, 2011, and 2010.

Cash and Cash Equivalents

        The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents.

Inventories

        Inventories are comprised principally of women's apparel and accessories and are stated at the lower of cost or market, on a first-in-first out basis, using the retail inventory method. The Company determines market value as the anticipated future selling price of the merchandise less a normal margin. An initial markup is applied to inventory at cost in order to establish a cost-to-retail ratio. Permanent markdowns, when taken, reduce both the retail and cost components of inventory on-hand so as to maintain the already established cost-to-retail relationship. Shipping and handling costs of $3.6 million, $2.9 million and $3.6 million for fiscal years 2012, 2011 and 2010, respectively, are included in cost of goods sold in the Consolidated Statements of Comprehensive Income.

        The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the Consolidated Statements of Comprehensive Income. The markdown reserve was $3.3 million and $1.7 million as of December 29, 2012 and December 31, 2011, respectively.

        Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends. The shrink reserve was $751,000 and $714,000 as of December 29, 2012 and December 31, 2011, respectively.

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

Impairment of Long-Lived Assets

        The Company follows FASB Accounting Standards Codification (ASC) 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. The evaluation is performed based on estimated undiscounted future cash flows from operating activities compared with the carrying value of related assets for the individual stores. If the undiscounted future cash flows are less than the carrying value, an impairment loss is recognized as the difference between the carrying value and the estimated fair value of the assets based on the discounted future cash flows of the assets using a rate that approximates the Company's weighted average cost of capital.

Goodwill and Intangible Assets

        The Company follows FASB ASC 350, Intangibles—Goodwill and Other, regarding goodwill and other intangible assets. Goodwill is subject to an assessment for potential impairment at least annually. The guidance under this statement requires the Company to compare the fair value of each reporting unit with its carrying amount to determine if there is a potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value.

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

        In the fourth quarter of 2011 the Company early adopted the new guidance under Accounting Standards Update 2011-08, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. This new guidance provides an option to first assess qualitative factors to determine whether it is more likely than not that a reporting unit's fair value is less than its carrying amount. In the fourth quarter of 2012 the Company adopted Accounting Standards Update 2012-02, Intangibles—Goodwill and Other (topic 350); Testing Indefinite Lived Intangible Assets for Impairment, that simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived assets other than goodwill. Our management performed this qualitative analysis as of December 29, 2012 for its indefinite lived intangible assets and the goodwill associated with the store operating segment. This analysis considered factors such as the year over year change in our competitive retail sector, comparable store sales, catalog sales, the Company's stock price, the Company's actual revenue in fiscal 2012 compared to management's forecasted revenue in fiscal year 2010 (management's most recent valuation performed), the Company's market value relative to our book value, the debt levels, the Company's cash from operations and the Company's cash balances. The qualitative analysis further evaluated changes in the Company's management and its infrastructure and refinements to their strategic objectives including the replacement or addition of several key functions, and concluded that it

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

is more likely than not that the store operating segment's indefinite lived intangible assets and the goodwill associated with the store operating segment's fair value was greater than its carrying value and therefore did not proceed to step one of the perform additional procedures associated with those assets.

        The Company has recently made significant investments in the direct business based on a refined approach towards customer communication channels, customer relationship management initiatives and a refined production offering. However as operating margins in 2012 were not in line with expectations, management elected to perform the step one analysis for assessing whether an impairment of goodwill on its direct operating segment existed and determined that an impairment did not exist because the fair market value of the direct segment was greater than the carrying value as of December 29, 2012.

Line of Credit

        On January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion. The facility has maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants. As of December 29, 2012, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

        On March 8, 2013, the Company renewed the Line of Credit Agreement; the facility has a maturity date of May 5, 2015. There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.

Accounting for Stock-Based Compensation

        The Company has adopted the provisions of FASB ASC 718, Compensation—Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, the Company estimates forfeitures for options granted which are not expected to vest based on future expectations. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of the Company's stock-based compensation expense. Stock-based compensation expense is included in selling, general and administrative expenses and cost of goods sold in the accompanying Consolidated Statements of Comprehensive Income.

Operating Leases

        The Company leases retail stores and office space under non-cancelable operating leases. Most store leases contain construction allowance reimbursements by landlords, rent escalation clauses and/or contingent rent provisions. Except for contingent rent, the Company recognizes rent expense on a straight-line basis over the lease term and records the difference between the amount charged to

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

expense and the rent paid as a deferred rent liability. Contingent rent, determined based on a percentage of sales in excess of specified levels, is recognized as rent expense when achievement of the specified sales that triggers the contingent rent is probable.

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

Advertising

        The Company expenses advertising costs in the period in which they occurred. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income, was $1.3 million, $1.1 million and $983,000 for fiscal year 2012, fiscal year 2011 and fiscal year 2010, respectively.

Income Taxes

        Income taxes are accounted for pursuant to FASB ASC 740, Income Taxes, which requires that the Company recognize deferred income taxes, which include net operating loss carry forwards and tax credit carry forwards among other items. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are offset by deferred tax liabilities relating to nondeductible temporary differences. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences will be utilized. The FASB issued guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. It has been determined that valuation allowances against the deferred tax assets are not currently necessary.

        The Company follows FASB ASC 740, Income Taxes, guidance on accounting for uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attributable for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, the standard provides guidance on de-recognition, classification, and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company does not have any uncertain tax provisions recorded in its Consolidated Financial Statements.

        Interest and penalties, if any, are recognized in the provision for income taxes in the Consolidated Statements of Comprehensive Income. Accrued interest and penalties, if applicable, are included within the related tax liability line on the Consolidated Balance Sheets.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses include operating expenses not in cost of goods sold, primarily administration, marketing, stock-based compensation and store operating expenses, excluding store occupancy costs. Store opening costs are expensed as incurred and are included in selling, general and administrative expense in the Consolidated Statements of Comprehensive Income.

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

New Accounting Standards

        In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends Accounting Standards Codification (ASC) 220, Comprehensive Income. The amended guidance eliminates the current option to disclose other comprehensive income and its components in the statement of changes in stockholders' equity. As permitted under ASU No. 2011-05, we elected to present items of Net Income and Other Comprehensive Income within a single note to the financial statements beginning in the first quarter of 2012.

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

        In July 2012, the FASB issued Accounting Standards Update ("ASU") 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to re-calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Nature of Business and Summary of Significant Accounting Policies (Continued)

assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The Company has opted for an early adoption of this ASU. The adoption of this guidance did not have a material impact on the Company's financial statements or disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into Net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company has elected to present reclassification adjustments from each component of accumulated other comprehensive income within a single note to the financial statements beginning in the first quarter of 2013.

Reclassifications

        Certain reclassifications have been made to the fiscal year 2010 consolidated financial statements in order to conform to the presentation for fiscal years 2012 and 2011.

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

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Financial Instruments (Continued)

        The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Money market securities:
December 29, 2012	$11,740	$11,740	$—	$—
December 31, 2011	$11,084	$11,084	$—	$—

        Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the Consolidated Balance Sheets.

3. Property and Equipment

        Property and equipment as of December 29, 2012 and December 31, 2011 consist of the following:

	December 29, 2012	December 31, 2011
	(in thousands)
Furniture and fixtures	$21,924	$14,359
Leasehold improvements	36,714	27,692

	58,638	42,051
Accumulated depreciation and amortization	(25,123)	(19,892)

Property and equipment, net	$33,515	$22,159

        Depreciation and amortization expense related to property and equipment was $6.2 million, $4.6 million, and $4.1 million for fiscal years 2012, 2011 and 2010, respectively.

        The Company incurred costs of $12.1 million, $5.7 million and $3.8 million for capital expenditures, including tenant allowances of $5.8 million, $4.1 million and $3.0 million for fiscal years 2012, 2011 and 2010, respectively.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the years ended December 29, 2012 and December 31, 2011 are as follows:

	December 29, 2012	December 31, 2011
	(in thousands)
Goodwill, gross	$55,470	$55,470
Accumulated impairment losses	$(33,962)	$(33,962)

Goodwill, net of impairments	$21,508	$21,508

        Intangible assets consist of the following:

	Favorable Retail Leases	Unfavorable Retail Leases	Customer Relationships	Trade names and trademarks
	(in thousands)
Gross amount as of December 29, 2012	$3,225	$(190)	$585	$16,574
Accumulated amortization	(3,225)	190	(585)	—

Net amount as of December 29, 2012	$—	$—	$—	$16,574

Gross amount as of December 31, 2011	$3,225	$(190)	$585	$16,395
Accumulated amortization	(3,078)	160	(585)	—

Net amount as of December 31, 2011	$147	$(30)	$—	$16,395

        Trade names and trademarks are deemed to be indefinite life intangibles and are thus not subject to amortization. Unfavorable retail leases are included in other liabilities in the Consolidated Balance Sheets.

        Aggregate amortization expense related to intangible assets was $117,000, $556,000, and $666,000 for fiscal years 2012, 2011 and 2010, respectively.

5. Accrued Expenses and Other Current Liabilities

        The major components of accrued expenses and other current liabilities are as follows:

	December 29, 2012	December 31, 2011
	(in thousands)
Accrued payroll and related taxes	$4,611	$6,317
Accrued occupancy	3,529	2,919
Taxes, other than income taxes	1,815	2,004
Gift certificates and store merchandise credits	2,661	2,114
Other	7,116	5,254

Total accrued expenses and other current liabilities	$19,732	$18,608

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies

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

        Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of December 29, 2012, are as follows:

Fiscal Year	(in thousands)
2013	$23,765
2014	21,918
2015	19,703
2016	16,939
2017	12,249
Thereafter	12,875

Total	$107,449

        Rent expense under non-cancelable operating leases was as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Minimum rentals	$24,965	$20,957	$17,511
Contingent rentals	2,515	3,055	2,048

Total rent expense	$27,480	$24,012	$19,559

  Employment Contracts

        The Company is subject to employment agreements with certain executives, which provide for compensation and other certain benefits. The agreements also provide for severance payments under certain circumstances.

  Litigation

        The Company is involved in various routine legal proceedings incidental to the conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company's financial condition, results of operations or cash flows. Legal fees related to legal proceedings are included in selling, general, and administrative expenses in the Statements of Comprehensive Income.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Commitments and Contingencies (Continued)

        On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against us and certain of the Company's current and former officers and directors. The amended complaint, filed on February 22, 2013, on behalf of persons who acquired our stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period. The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney's fees. The Company believes that the complaint lacks merit and intends to defend the position rigorously. The Company does not believe the outcome of the class action will have a material adverse effect on our business, financial statements or disclosures.

7. Income Taxes

        The components of the income tax provision (benefit) for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 are as follows:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Current
Federal	$5,745	$10,928	$4,074
State	575	1,520	308

	6,320	12,448	4,382

Deferred
Federal	1,139	(280)	1,617
State	(72)	(243)	459

	1,067	(523)	2,076

Total provision	$7,387	$11,925	$6,458

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

purposes. Significant components of the Company's net deferred tax liability related to operations as of December 29, 2012 and December 31, 2011 are as follows:

	December 29, 2012	December 31, 2011
	(in thousands)
Gross deferred tax assets:
Reserves	$16	$83
Property and equipment	—	772
Accrued expenses	779	1,331
Inventory	1,165	537
Stock-based compensation	893	380
Restricted Stock	216	64
Net operating losses	2	1
Other	1,130	974

Gross deferred tax assets	4,201	4,142

Gross deferred tax liabilities:
Intangibles	(6,245)	(6,414)
Property and equipment	(1,295)	—

Gross deferred tax liabilities	(7,540)	(6,414)

Net deferred tax liability	$(3,339)	$(2,272)

        Recognition of deferred tax assets is based upon management's belief that it is more likely than not that a tax benefit associated with temporary differences will be utilized. A valuation allowance has not been recorded as it is more likely than not that all deferred tax assets will be realized. As of the date of the audit, the Company is currently not under examination by any significant taxing authorities and the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are our fiscal years ended January 2, 2010 and forward. The effective rate differs from the statutory rate due to the following items:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands)
Amount computed using statutory rates	35.0%	35.0%	34.0%
State and local income taxes, net of federal benefit	3.1	4.0	4.4
Other	0.1	(1.3)	(1.3)

Provision for income tax rate	38.2%	37.7%	37.1%

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity

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

Stock-Based Compensation Plans

        On March 22, 2011, the Company's Board of Directors approved, subject to stockholder approval, an amendment and restatement of the Company's Amended and Restated 2006 Equity Plan (the "Plan"). On May 25, 2011, the Company's stockholders approved the amendment and restatement to the Plan. The amended and restated Plan permits up to 250,000 of the remaining 1,056,509 shares of common stock reserved for future issuance as of December 29, 2012 under the Plan to be issued in the form of restricted stock awards and will allow certain awards under the Plan to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, if the compensation committee of the Company's Board of Directors chooses to qualify the awards in other respects.

        On May 24, 2012, the Company's stockholders approved an amendment and restatement of the Company's Amended and Restated 2006 Equity Incentive Plan (the "Plan"). The Plan as amended and restated (i) increases the number of shares available under the Plan by 400,000 shares; (ii) eliminates the element of the Plan's definition of change of control that previously included a discretionary determination by the Board of Directors that a change of control had occurred; (iii) modifies treatment of awards upon a change of control of the Company to provide that, if a successor assumes or replaces awards granted under the Plan, 50% of the unvested portion of an award will vest and the remaining

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

portion will not be accelerated upon the change of control unless the participant's employment is also terminated; (iv) enhances the Plan's flexibility with respect to award types and adds individual limits for each award type; and (v) makes future awards under the Plan subject to any "clawback" or recoupment policy that the Company maintains from time to time.

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

        The weighted-average grant-date fair value of options was $10.81, $11.93 and $8.54 in fiscal years 2012, 2011 and 2010, respectively. The fair value of each option grant for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
Expected option term(1)	6.25 years	6.25 years	6.19 years
Expected volatility factor(2)	66.3%	65.8%	73.7%
Risk-free interest rate(3)	1.0%	1.4%	1.5%
Expected annual dividend yield	0%	0%	0%

(1)
Since there was not sufficient historical information for grants with similar terms, the simplified or "plain-vanilla" method of estimating option life was utilized.

(2)
The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies' common stock over the most recent period equal to the expected option life of the grant. The Company uses peer companies' volatility because we have been public less than two years and our expected term is over six years. These peer companies represent other publicly traded retailers in the female fashion segment.

(3)
The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same term as the option as of the grant date.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        A summary of stock option information for the fiscal year ended December 29, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding as of December 31, 2011	634,056	$9.72
Granted	173,577	17.84
Exercised	(135,103)	4.06
Forfeited	(167,233)	12.20

Outstanding as of December 29, 2012	505,297	$13.21

Exercisable as of December 29, 2012	173,465	$9.82	7.3 years

        The aggregate intrinsic value of outstanding and exercisable stock options, representing the excess of the average market price of the Company's stock on December 29, 2012 over the exercise price, multiplied by the applicable number of in-the-money options, was $542,000, at December 29, 2012. There were 86,275 in-the-money options outstanding and exercisable at December 29, 2012. The total intrinsic value of stock options exercised was $2.2 million during 2012 and $9.6 million during 2011.

        A summary of the status of non-vested stock options as of December 29, 2012 and changes during the fiscal years 2012, 2011 and 2010, are presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of January 2, 2010	746,653	$1.14
Granted	130,000	8.54
Vested	(269,318)	1.06
Forfeited	—	—

Nonvested as of January 1, 2011	607,335	$2.76
Granted	193,266	11.93
Vested	(242,604)	2.29
Forfeited	(30,280)	9.47

Nonvested as of December 31, 2011	527,717	$5.96

Granted	173,577	10.81
Vested	(201,723)	4.54
Forfeited	(167,739)	6.72

Nonvested as of December 29, 2012	331,832	$9.07

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stockholders' Equity (Continued)

        A summary of the status of non-vested restricted stock as of December 29, 2012 and changes during the fiscal years 2012, 2011 and 2010, are presented below:

	Restricted Stock Awards
	Shares	Weighted Average Grant Date Fair Value
Nonvested as of January 1, 2011	—
Granted	30,704	$20.68
Vested	—	—
Forfeited	—	—

Nonvested as of December 31, 2011	30,704	$20.68

Granted	69,948	$21.93
Vested	(10,653)	21.03
Forfeited	(28,924)	21.99

Nonvested as of December 29, 2012	61,075	$21.43

        Stock-based compensation expense of $2.0 million, $1.1 million and $563,000 for the fiscal years 2012, 2011 and 2010, respectively, is included in selling, general and administrative expenses and cost of goods sold on the Company's Consolidated Statements of Comprehensive Income. Tax benefits from stock-based compensation of $757,000 and $3.4 million were recorded in additional paid-in-capital for the fiscal years 2012 and 2011. The Company did not capitalize any expense related to stock-based compensation. Total compensation cost related to non-vested awards not yet recognized was $1.6 million as of December 29, 2012, and is expected to be recognized over a weighted average remaining period of 3.0 years.

9. Savings Plan

        The Company provides a savings plan (the "Savings Plan") under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have attained age 21 and completed at least 1,000 hours of service in a twelve consecutive month period. The Savings Plan requires specified contributions by the employees and allows discretionary contributions by the Company. Total employer contribution expense was approximately $210,000, $217,000, and $158,000 and for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively.

        The Company has an executive deferral plan providing officers, key executives and director-level employees with the opportunity to participate in a deferred compensation program. Under the program, participants may defer up to 60% of their base salary and 100% of bonuses earned. The liability to the employees for amounts deferred was $137,000 at December 29, 2012 and is included in other liabilities in the Consolidated Balance Sheets.

10. Related Parties

        The Company leases office and warehouse space under a non-cancelable lease agreement dated October 1, 2006 with a company that is owned by certain members of management who are also stockholders of the Company. The lease expires on October 1, 2016. The Company incurred rent expense of $482,000, $467,000 and $474,000 for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively, related to this lease.

BODY CENTRAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Quarterly Results (Unaudited)

        The following table presents summarized unaudited quarterly financial results of operations for the Company for fiscal years 2012 and 2011. We believe all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results for any particular quarter are not necessarily indicative of results of operations a full fiscal year or any other quarter.

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$82,681	$79,355	$67,920	$81,002
Gross profit	29,262	24,733	21,521	24,529
Net income	5,939	3,449	153	2,406
Net income per common share—basic	$0.37	$0.21	$0.01	$0.15
Net income per common share—dilutive	$0.36	$0.21	$0.01	$0.15

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$73,984	$74,670	$67,110	$80,736
Gross profit	26,733	26,051	22,579	28,036
Net income	5,415	5,318	2,848	6,139
Net income per common share—basic	$0.35	$0.34	$0.18	$0.38
Net income per common share—dilutive	$0.34	$0.33	$0.18	$0.38

        The sum of the quarterly income per common share may not equal the full year amount as the computations of the weighted average common shares outstanding for basic and diluted shares outstanding for each quarter and the full year are performed independently.

12. Earnings per Share

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

12. Earnings per Share (Continued)

        The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted average number of shares potentially dilutive to common stock:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	January 1, 2011
	(in thousands, except share and per share data)
Net income as reported	$11,947	$19,720	$9,811
Less: Preferred stock dividends declared	—	—	(113)

Net income attributable to common shareholders	$11,947	$19,720	$9,698

Weighted average basic common shares	16,187,530	15,780,908	3,502,657
Impact of dilutive securities:
Stock options	143,374	437,474	587,855
Convertible preferred stock	—	—	9,293,130
Restricted stock awards	11,955	—	—

Weighted average dilutive common shares	16,342,859	16,218,382	13,383,642

Per common share:
Net income per common share—basic	$0.74	$1.25	$2.77
Net income per common share—dilutive	$0.73	$1.22	$0.73

        Equity awards to purchase 183,916 and 37,500 shares of common stock were outstanding as of December 29, 2012 and December 31, 2011, respectively, and not included in the computation of diluted common shares as the exercise price of these options were greater than the average market price of the common shares. There were no outstanding options excluded from the computation of diluted common shares as of January 1, 2011, as all of these outstanding options had exercise prices less than the average market price for the common shares.

13. Subsequent Events

        On February 5, 2013, the Company announced that Brian Woolf was hired as Chief Executive Officer and appointed to its Board of Directors.

        Effective February 22, 2013, Beth Angelo resigned from her position as Chief Merchandising Officer, Executive Vice President and from the Board of Directors. On February 25, 2013, the Company also announced the appointment of four new executives to its merchandising and e-commerce groups.

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

        Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 29, 2012. In making this assessment, management applied the criteria based on the "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company's internal control over financial reporting. Based upon this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 29, 2012.

        PricewaterhouseCoopers LLP, the Company's independent registered certified public accounting firm, has audited the financial statements included herein and issued an audit report on the Company's internal control over financial reporting as of December 29, 2012, which follows.

        Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

        The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website, www.bodycentral.com (also accessible under the URL www.bodyc.com), under "Investor Relations, Corporate Governance" and in print to any person who requests it. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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

        The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 29, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	566,372	$13.21	711,057

Equity compensation plans not approved by security holders

Total	566,372	$13.21	711,057

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

Date: March 13, 2013

BODY CENTRAL CORP.
By:	/s/ BRIAN WOOLF Brian Woolf Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ THOMAS W. STOLTZ Thomas W. Stoltz Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN WOOLF Brian Woolf	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013
/s/ THOMAS W. STOLTZ Thomas W. Stoltz	Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2013
/s/ SUZANNE K. HOSCH Suzanne K. Hosch	Vice President and Controller (Principal Accounting Officer)	March 13, 2013
/s/ JOHN K. HALEY John K. Haley	Chairman of the Board of Directors	March 13, 2013
/s/ DONNA R. ECTON Donna R. Ecton	Director	March 13, 2013
/s/ SCOTT M. GALLIN Scott M. Gallin	Director	March 13, 2013

Signature	Title	Date

/s/ ROBERT GLASS Robert Glass	Director	March 13, 2013
/s/ DAVID A. KATZ David A. Katz	Director	March 13, 2013

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

Exhibit No.		Description
3.1		Third Amended and Restated Certificate of Incorporation of Body Central Corp. as amended May 25, 2011 (incorporated by reference to Exhibit 3.1 from Form 10-K filed on March 15, 2012 for the year ended December 31, 2011).
3.2		Amended and Restated By-Laws of Body Central Corp. (incorporated by reference from Exhibit 3.1 to Form 8-K filed on February 15, 2013)
4.1		Form of Registrant's Common Stock Certificate (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010)
4.2
Registration Rights Agreement, dated October 1, 2006, between Body Central Acquisition Corp. and certain investors named therein (incorporated by reference from Registration Statement (Registration No. 333-168014) on Form S-1 filed on July 7, 2010).
10.1	†	Amended and Restated 2006 Equity Incentive Plan (incorporated by reference from Appendix B to the Company's definitive proxy statement filed April 11, 2011).
10.2	†
Form of Incentive Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.3	†
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
10.6	†
Incentive Stock Option Agreement, dated October 12, 2009, between Body Central Acquisition Corp. and B. Allen Weinstein (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010).
10.7	†
Incentive Stock Option Agreement, dated February 7, 2008, between Body Central Acquisition Corp. and Beth Angelo (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010).
10.8	†
Incentive Stock Option Agreement, dated October 12, 2009, between Body Central Acquisition Corp. and Beth Angelo (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010).
10.9	†
Employment Agreement dated November 27, 2007, among Body Shop of America, Inc., Catalogue Ventures, Inc. and Richard L. Walters (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.10	†
Amendment No. 1 to Employment Agreement dated November 27, 2007, among Body Shop of America, Inc., Catalogue Ventures, Inc. and Richard L. Walters (incorporated by reference from Registration Statement on Form S-1 (Registration No. 333-171898) filed on January 27, 2011).
10.11	†
Form of Employment Agreement between Body Central Acquisition Corp. and Beth Angelo (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.12	†
Employment Agreement, dated July 8, 2009, among Body Central Acquisition Corp., Body Shop of America, Inc., Catalogue Ventures, Inc. and B. Allen Weinstein (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.13	†	Employment Term Sheet dated June 1, 2011 between Body Central Corp. and Matthew Swartwood (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 15, 2012).
10.14	†	Employment Agreement dated September 7, 2011 between Body Central Corp. and Thomas W. Stoltz (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 15, 2011).
10.15	†
Amended and Restated Employment Agreement among Body Shop of America, Inc., Catalogue Ventures, Inc. and Curtis Hill, dated December 1, 2007, and Amendment No. 1 to Amended and Restated Employment Agreement, dated February 23, 2009 (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).

Exhibit No.		Description
10.16	†	Letter Agreement between Body Central Acquisition Corp. and Martin Doolan (incorporated by reference from Amendment No. 5 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on October 13, 2010).
10.17	†
Letter Agreement between Body Central Acquisition Corp. and Jerrold Rosenbaum (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
10.18	†	Form of Restricted Stock Award Agreement under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference from Exhibit 10.18 to Form 10-K filed on March 15, 2012)
10.19		Line of Credit Agreement with Branch Banking and Trust Company (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).
10.20	†	Employment Agreement dated as of February 4, 2013 between Body Central Corp. and Brian Woolf (incorporated by reference from Form 8-K filed February 8, 2013).
10.21	†	Non-Qualified Stock Option Agreement Non-Plan Inducement Grant between Body Central Corp. and Brian Woolf dated as of February 5, 2013 (incorporated by reference from Form 8-K filed February 8, 2013).
10.22	†	Restricted Stock Award Non-Plan Inducement Grant between Body Central Corp. and Brian Woolf dated as of February 5, 2013 (incorporated by reference from Form 8-K filed February 8, 2013).
10.23		Warehouse Space Lease Agreement between GIV Imeson, LLC and Body Central Stores, Inc. dated as of January 15, 2013.
10.24		Guaranty of Lease between the Company and GIV Imeson, LLC dated as of January 15, 2013.
10.25	†	Separation Agreement dated as of February 22, 2013 between Body Central Corp. and Beth R. Angelo (incorporated by reference from Exhibit 3.1 to Form 8-K filed February 28, 2013).
10.26	†	First Amendment to Term Sheet between Body Central Corp. and Matthew Swartwood dated as of February 12, 2013 (incorporated by reference to Form 8-K dated as of February 15, 2013).
10.27	†	Amendment to Employment Agreement between Body Central Corp. and Tom Stoltz dated as of August 16, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 22, 2012).
10.28		Amendment to Amended and Restated 2006 Equity Incentive Plan dated August 23, 2012 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 8, 2012).
10.29		Amended and Restated Loan Agreement between Body Central Corp. and Branch Banking and Trust Company executed March 8, 2013 (Line of Credit Agreement)
10.30	†
Separation Agreement dated as of August 16, 2012 between Body Central Corp. (formerly known as Body Central Acquisition Corp.), Body Central of America, Inc. and Catalog Ventures, Inc. and B. Allen Weinstein (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 31, 2012).
10.31
Addendum to Renewal Promissory Note between Body Central Corp., Body Central Services, Inc., Body Central Stores, Inc., Body Central Direct, Inc. and Branch Banking and Trust Company dated March 8, 2013.

Exhibit No.		Description
14.1		Code of Business Conduct and Ethics (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
21.1		List of Subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	Interactive Data Files*
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