Form 10-Q
period 2013-03-30
BODY CENTRAL CORP
filed 2013-05-07
CIK 1379246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2013 was 16,528,009 shares.

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

•                  failure to successfully execute our growth strategy;

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

•                  the seasonality of our business;

•                  increases in the costs of fuel, or other energy, transportation or utilities costs as well as in the costs of raw materials, labor and employment;

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

Body Central Corp. (herein “we”, “our”, “us” or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 30,	December 29,	March 31,
	2013	2012	2012
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$37,146	$41,136	$24,608
Short-term investments	6,293	—	19,871
Accounts receivable	3,665	4,710	1,098
Inventories	26,756	22,971	22,530
Prepaid expenses and other current assets	6,026	6,966	4,885
Deferred tax asset	1,905	1,959	1,659
Total current assets	81,791	77,742	74,651
Property and equipment, net of accumulated depreciation and amortization of $26,544, $25,123 and $21,089	34,446	33,515	23,229
Goodwill	21,508	21,508	21,508
Intangible assets, net of accumulated amortization of $3,810, $3,810 and $3,810	16,574	16,574	16,395
Other assets	299	246	101
Total assets	$154,618	$149,585	$135,884
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$15,724	$13,715	$16,741
Accrued expenses and other current liabilities	20,210	19,732	15,665
Total current liabilities	35,934	33,447	32,406
Other liabilities	10,001	10,494	7,482
Deferred tax liability	5,354	5,298	3,966
Total liabilities	51,289	49,239	43,854
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,435,685 shares issued and outstanding as of March 30, 2013, 16,302,007 shares issued and outstanding as of December 29, 2012 and 16,154,243 shares issued and outstanding as of March 31, 2012	16	16	16
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid-in capital	96,315	96,032	93,724
Accumulated earnings (deficit)	6,998	4,298	(1,710)
Total stockholders’ equity	103,329	100,346	92,030
Total liabilities and stockholders’ equity	$154,618	$149,585	$135,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012
	(in thousands, except share
	and per share data)
Net revenues	$81,403	$82,681
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	53,760	53,419
Gross profit	27,643	29,262
Selling, general and administrative expenses	22,003	18,250
Depreciation	1,762	1,477
Income from operations	3,878	9,535
Interest income, net	(1)	(8)
Other income, net	(29)	(42)
Income before income taxes	3,908	9,585
Provision for income taxes	1,211	3,646
Net income	$2,697	$5,939

Net income per common share:
Basic	$0.17	$0.37
Diluted	$0.17	$0.36

Weighted-average common shares outstanding:
Basic	16,240,949	16,123,255
Diluted	16,318,135	16,365,933

Other comprehensive income, net of tax	3	—

Comprehensive income	$2,700	$5,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$2,697	$5,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762	1,477
Deferred income taxes	110	36
Amortization of premium discounts on short-term investments	29	—
Tax benefits from stock-based compensation	—	(390)
Stock based compensation	282	392
Loss on disposal of property and equipment	20	18
Changes in assets and liabilities:
Accounts receivable	1,045	1,509
Inventories	(3,785)	(1,388)
Prepaid expenses and other current assets	(66)	(592)
Other assets	(53)	5
Merchandise accounts payable	2,009	243
Accrued expenses and other current liabilities	(14)	(3,262)
Income taxes	1,005	709
Other liabilities	—	(409)
Net cash provided by operating activities	5,041	4,287
Cash flows from investing activities
Purchases of property and equipment	(2,713)	(2,429)
Purchases of short-term investments	(6,318)	(19,871)
Net cash used in investing activities	(9,031)	(22,300)
Cash flows from financing activities
Proceeds from exercise of stock options	—	238
Tax benefits from stock-based compensation	—	390
Net cash provided by financing activities	—	628
Net decrease in cash and cash equivalents	(3,990)	(17,385)
Cash and cash equivalents
Beginning of year	41,136	41,993
End of period	$37,146	$24,608

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                            Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization

Body Central Corp. (the ‘‘Company’’), formerly known as Body Central Acquisition Corp., is a specialty retailer of young women’s apparel and accessories operating retail stores in the South, Southwest, Mid-Atlantic and Midwest regions of the United States. The Company operates specialty apparel stores under the Body Central and Body Shop banners as well as a direct business comprised of Body Central’s catalog and e-commerce website at www.bodycentral.com.

Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures under GAAP. Accordingly, these unaudited condensed consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2012, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week periods ended March 30, 2013 and March 31, 2012.

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company has aggregated its net revenues generated from its retail stores and its direct business into one reportable segment. The Company aggregates its operating segments because they have a similar class of customer, nature of products, and distribution methods as well as similar economic characteristics. The Company has no international sales. All of the Company’s identifiable assets are in the United States.

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

The Company sells gift cards in stores, which do not expire or lose value over periods of inactivity and accounts for gift cards by recognizing a liability at the time a gift card is sold. The Company recognizes income from gift cards and gift certificates when they are redeemed by the customer.

Revenue from unredeemed gift certificates is recognized when it is determined that the likelihood of the gift certificate being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates and gift cards to relevant jurisdictions. No revenue from gift certificate or gift card breakage was recognized in the thirteen week periods ended March 30, 2013 and March 31, 2012.

Cash and Cash Equivalents

The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

The Company classifies its investments as available-for-sale. Short-term investments which have a maturity of one year or less at acquisition are carried at fair market value. Unrealized gains or losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of Shareholders’ Equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether the decline in fair value is other than temporary, the Company considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the decline in value, the severity and duration of the decline in value, changes in value subsequent to year-end and the forecasted performance of the investment. Interest income is recognized as earned. Income on investments includes the amortization of the premium and accretion of discount for debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification.

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

New Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to re-calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The Company has opted for an early adoption of this ASU.   The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. As permitted under ASU 2013-02, the Company elected to adopt this guidance beginning in the first quarter of 2013.  There were no classification adjustments for the period ended March 30, 2013.  The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

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

The Company’s material financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. The fair values of cash, accounts receivable, accounts payable and accrued expenses are equal to their carrying values based on their liquidity.

Considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimate presented herein is not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Certificates of deposit, money market securities and tax-free municipal bonds with an initial maturity date of three months or less when purchased are classified as cash and cash equivalents on the accompanying unaudited Consolidated Balance Sheets. Municipal bonds and certificates of deposit with an initial maturity date greater than three months when purchased and a maturity of one year or less are classified as short-term investments on the accompanying unaudited Consolidated Balance Sheets.  As of March 30, 2013, municipal bonds in the amount of $6.8 million and money market securities in the amount of $3.5 million were included in cash and cash equivalents.

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the accompanying unaudited Consolidated Balance Sheets.

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, include the following:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	March 30,	Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Municipal Bonds	$12,854	$—	$12,854	$—
Money Market Funds	3,464	3,464	—	—
Certificates of Deposit	248	248	—	—

Total	$16,566	$3,712	$12,854	$—

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Municipal Bonds	$10,259	$—	$10,259	$—
Money Market Funds	7,655	—	7,655	—
Certificates of Deposit	1,957	1,957	—	—

Total	$19,871	$1,957	$17,914	$—

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 31.0% and 38.0% for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.  The decrease in the effective tax rate for the thirteen-week period ended March 30, 2013 was primarily the result of a discrete tax benefit in the 2012 Work Opportunity Tax Credit (“WOTC”) which was renewed in January 2013 and was retroactively applied to 2012; consequently, the WOTC was taken in the period in which the credit was enacted by Congress.

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when its judgment changes as the result of the evaluation of new information. The Company has no uncertain tax positions which would result in a related income tax liability as of March 30, 2013.

4.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by former members of management and of the Board of Directors.  Included in that group is Beth Angelo, former Chief Merchandising Officer and Director, who formally separated from the Company in February 2013 but is providing limited consultation services through August 2013.  The lease expires on October 1, 2016. The Company incurred rent expense of $121,000 and $119,000 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, related to this lease.

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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of March 30, 2013, are as follows:

Fiscal Year	(in thousands)
2013 remaining	$18,854
2014	23,867
2015	22,074
2016	19,357
2017	14,684
Thereafter	19,965
Total	$118,801

6.                            Debt

On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion.  The facility had a maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.  As of March 30, 2013, the Company was in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

On March 8, 2013, the Company renewed the Line of Credit Agreement; the renewed facility now has a maturity date of March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.

7.                           Stock-Based Compensation Plan

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

Stock-based compensation expense, net of forfeitures of $660,000 and $305,000 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively, is included in selling, general and administrative expenses, and $(378,000) and $87,000 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively is included in cost of goods sold on the Company’s Consolidated Statements of Comprehensive Income. The $378,000 decrease in stock-based compensation expense referenced above was a function of equity forfeitures resulting from the resignation of the Chief Merchandising Officer in February 2013.  The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the thirteen weeks ended March 30, 2013 and March 31, 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012

Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	64.2%	66.2%
Risk-free interest rate (3)	1.1%	1.1%
Expected annual dividend yield	0%	0%

(1)         Since there was not sufficient historical information for grants with similar terms, the simplified or “plain-vanilla” method of estimating option life was utilized.

(2)         The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies’ common stock over the most recent period equal to the expected option life of the grant. The Company uses peer companies’ volatility because there is not sufficient historical data to calculate volatility since the Company has been public less than three years and the expected term is over six years. These peer companies represent other publicly traded retailers in the female fashion segment.

(3)         The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same term as the option as of the grant date.

A summary of stock option information for the thirteen weeks ended March 30, 2013 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding as of December 29, 2012	505,297	$13.21
Granted	420,000	8.14
Exercised	—	—
Forfeited	(67,583)	16.82
Outstanding as of March 30, 2013	857,714	$10.45
Exercisable as of March 30, 2013	201,268	$10.05	8.1 years

A summary of the status of nonvested options awards as of March 30, 2013 and changes during the thirteen weeks ended March 30, 2013, are presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 29, 2012	331,832	$9.07
Granted	420,000	4.82
Vested	(27,803)	6.65
Forfeited	(67,583)	9.77
Nonvested as of March 30, 2013	656,446	$6.38

Total compensation cost related to nonvested stock option awards not yet recognized was $2.9 million as of March 30, 2013, and is expected to be recognized over a weighted-average remaining period of 3.5 years.

Restricted Stock Awards

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Restricted stock awards as of December 29, 2012	61,075	$21.43
Granted	150,000	7.94
Vested	(106)	19.76
Forfeited	(16,322)	24.01
Restricted stock awards as of March 30, 2013	194,647	$10.82

As of March 30, 2013, unrecognized compensation expense of $1.5 million related to non-vested restricted stock awards is expected to be recognized over the next 3.5 years.

8.                            Earnings Per Share

Net income per common share-basic is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Net income per common share-dilutive includes the determinants of basic income per common share plus the additional dilution for all potentially dilutive stock options and restricted stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing earnings per share and the effect on net income and the weighted-average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012
	(in thousands, except share
	and per share data)
Net income as reported	$2,697	$5,939
Net income attributable to common shareholders	$2,697	$5,939

Weighted-average basic common shares	16,240,949	16,123,255
Impact of dilutive securities:
Stock options	53,864	228,340
Restricted Stock	23,322	14,338
Weighted-average dilutive common shares	16,318,135	16,365,933

Per common share:
Net income per common share - basic	$0.17	$0.37
Net income per common share - dilutive	$0.17	$0.36

Equity awards to purchase 384,386 and 122,266 shares of common stock for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively were outstanding, but were not included in the computation of weighted-average diluted common share amounts as the effect of doing so would have been anti-dilutive.

9.                            Contingencies

The Company is involved in various routine legal proceedings incidental to the conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Legal fees related to legal proceedings are included in selling, general, and administrative expenses in the Statements of Comprehensive Income.

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against the Company and certain of the Company’s current and former officers and directors.  The amended complaint, filed on February 22, 2013, on behalf of persons who acquired the Company’s stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period.  The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.  The Company believes that the complaint lacks merit and intends to defend the position rigorously.  The Company does not believe the outcome of the class action will have a material adverse effect on the business, financial statements or disclosures.  The defendants have moved to dismiss the complaint.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, filed with the SEC, and our unaudited condensed consolidated financial statements and the related notes included herein. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors.

Overview

Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com.  We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.  Our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 provides additional information about our business, operations and financial condition.

As of March 30, 2013, the Company had 279 stores with an average size of approximately 4,245 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the thirteen weeks ended March 30, 2013, the Company opened five stores and closed two.

How the Company Assesses the Performance of Our Business

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues, comparable store and non-comparable store sales, sales per square foot, direct sales through our catalog and e-commerce channels, gross profit margin, store contribution, selling, general and administrative expenses, earnings before interest, taxes, depreciation and amortization, net income, and earnings per share.

Net Revenues

Net revenues consist of sales of our merchandise from comparable stores and non-comparable stores, and direct sales through our catalog and e-commerce channels, including shipping and handling fees charged to our customers. Net revenues from our stores and direct business reflect sales of our merchandise less estimated returns and merchandise discounts.

Store Sales

There may be variations between our methodology and the way in which other retailers calculate ‘‘comparable’’ or ‘‘same store’’ sales. We include a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store’s sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

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

Direct Sales

We offer direct sales through our catalogs and through our e-commerce website, www.bodycentral.com, which accepts orders directly from our customers. We believe the circulation of our catalogs and access to our website increases our reputation and brand recognition with our target customers and helps support the strength of our store operations.  Direct sales are not included in our comparable store sales.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012

Percentage of Net Revenues:
Net revenues	100.0%	100.0%
Cost of goods sold	66.0	64.6
Gross profit	34.0	35.4
Selling, general and administrative expenses	27.0	22.1
Depreciation and amortization	2.2	1.8
Income from operations	4.8	11.5
Interest income, net	—	—
Other income, net	—	(0.1)
Income before income taxes	4.8	11.6
Provision for income taxes	1.5	4.4
Net income	3.3%	7.2%

Operating Data (unaudited):
Stores:
Comparable store sales change	-10.2%	-1.4%
Number of stores open at end of period	279	243
Sales per gross square foot (in whole dollars)	$61	$68
Average square feet per store	4,245	4,294
Total gross square feet at end of period (in thousands)	1,184	1,043
Direct:
Number of catalogs circulated (in thousands)	7,115	8,125

We have determined our operating segments on the same basis that we use internally to evaluate performance. Our operating segments are our stores and our direct business, which have been aggregated into one reportable segment. We aggregate our operating segments because they have a similar class of customer, nature of products, and distribution methods, as well as similar economic characteristics.

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012

Stores at beginning of period	276	241
Stores opened during period	5	4
Stores closed during period	(2)	(2)
Stores at end of period	279	243

Thirteen Weeks Ended March 30, 2013 Compared to the Thirteen Weeks Ended March 31, 2012

		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$81,403	100.0%	$82,681	100.0%	$(1,278)	(1.5)%
Cost of goods sold	53,760	66.0	53,419	64.6	341	0.6
Gross profit	27,643	34.0	29,262	35.4	(1,619)	(5.5)
Selling, general and administrative expenses	22,003	27.0	18,250	22.1	3,753	20.6
Depreciation and amortization	1,762	2.2	1,477	1.8	285	19.3
Income from operations	3,878	4.8	9,535	11.5	(5,657)	(59.3)
Interest income, net	(1)	—	(8)	—	7	(87.5)
Other income, net	(29)	—	(42)	(0.1)	13	(31.0)
Income before income taxes	3,908	4.8	9,585	11.6	(5,677)	(59.2)
Provision for income taxes	1,211	1.5	3,646	4.4	(2,435)	(66.8)
Net income	$2,697	3.3%	$5,939	7.2%	$(3,242)	(54.6)%

Operating Data:
Revenues:
Stores	$72,642	89.2%	$70,946	85.8%	$1,696	2.4%
Direct	8,761	10.8	11,735	14.2	(2,974)	(25.3)
Net revenues	$81,403	100.0%	$82,681	100.0%	$(1,278)	(1.5)%

Net Revenues

Net revenues decreased by $1.3 million or 1.5% for the thirteen weeks ended March 30, 2013, as compared to the thirteen weeks ended March 31, 2012.

Store sales increased $1.7 million, or 2.4%, for the thirteen weeks ended March 30, 2013, as compared to the thirteen weeks ended March 31, 2012. The increase in store sales resulted from the 36 net store additions since March 31, 2012, partially offset by a decrease in comparable store sales. Comparable store sales decreased $7.1 million, or 10.2%, for the thirteen weeks ended March 30, 2013, compared to a decrease of 1.4% for the thirteen weeks ended March 31, 2012. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year.  Non-comparable store sales increased $8.8 million for the thirteen weeks ended March 30, 2013, compared to the thirteen weeks ended March 31, 2012 as a result of the increase in the number of non-comparable stores from the prior period.

Direct sales, including shipping and handling fees, decreased $3.0 million, or 25.3%, for the thirteen weeks ended March 30, 2013, from the thirteen weeks ended March 31, 2012.  Revenue per catalog and total catalogs distributed declined by 25.7% and 12.4%, respectively, for the first quarter of 2013 compared to the same period in the prior year.  This decrease was primarily due to inventory availability and receipt flow.  The Company has launched multiple sales and profitability improvement initiatives that are in various stages of implementation as of March 30, 2013.  The Company will continue to monitor the progress of these initiatives along with direct sales performance and related profitability.  Should direct sales trends not improve significantly during the fiscal year, the Company may incur an impairment charge related to the corresponding goodwill of its direct business.

Gross Profit

Gross profit decreased $1.6 million, or 5.5%, for the thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 31, 2012. As a percentage of net revenues, gross profit margin decreased by 140 basis points for the thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 31, 2012.  This decrease was attributable to a 90 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 50 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $3.8 million, or 20.6%, for the thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 31, 2012. This increase resulted in part from a $1.8 million, or 9.9%, increase related to store operating expenses due primarily to the addition of 36 net stores, or a 14.8% store unit increase since March 31, 2012. As a percentage of net revenues, store operating expenses increased to 17.1% for the thirteen weeks ended March 30, 2013 as compared to 14.6% for the thirteen weeks ended March 31, 2012.

The general and administrative expense component of selling, general and administrative expense increased $1.9 million for the thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 31, 2012. As a percentage of net revenues, general and administrative expenses increased to 10.0% for the thirteen weeks ended March 30, 2013 from 7.5% for the thirteen weeks ended March 31, 2012.  General and administrative expenses increased by $2.6 million from the thirteen weeks ended March 31, 2012, before a $700,000 reduction of the management bonus as compared to the thirteen weeks ended March 31, 2012.  Of the $2.6 million increase, $1.6 million was primarily driven by corporate staffing additions necessary to support strategic initiatives and future growth.  The remaining $1.0 million expense increase primarily relates to legal expense, relocation, recruiting and severance benefits incurred in the process of filling key roles and building out the Company’s leadership team.

As a percentage of net revenues, selling, general and administrative expenses were 27.0% for the thirteen weeks ended March 30, 2013 and 22.1% for the thirteen weeks ended March 31, 2012 due to the reasons discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $285,000, or 19.3%, for the thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 31, 2012.  This increase was primarily due to capital expenditures related to new store construction and upgrades to our information technology systems.  As a percentage of net revenues, depreciation and amortization expense increased 40 basis points to 2.2% for the thirteen week period ended March 30, 2013 from 1.8% for the thirteen week period ended March 31, 2012.

Interest Income, net

Interest income, net was $1,000 for the thirteen weeks ended March 30, 2013 and $8,000 for the thirteen weeks ended March 31, 2012.

Provision for Income Taxes

Provision for income taxes decreased $2.4 million for the thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 31, 2012, which was attributable to a $5.7 million decrease in income before income taxes, and a 700 basis point decrease in the effective tax rate to 31.0% in the thirteen weeks ended March 30, 2013 from 38.0% in the thirteen weeks ended March 31, 2012.  The decrease in the effective tax rate for the thirteen-week period ended March 30, 2013 was primarily the result of a discrete tax benefit in the Work Opportunity Tax Credit (“WOTC”) which was enacted by Congress in January 2013.

Net Income

Net income decreased $3.2 million for the thirteen weeks ended March 30, 2013 as compared to the thirteen weeks ended March 31, 2012 due to the factors discussed above.

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

On January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion.  The facility had a maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.  As of March 30, 2013, we were in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

On March 8, 2013, we renewed the Line of Credit Agreement and extended the maturity date to March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.

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

Our cash and cash equivalents increased $12.5 million to $37.1 million as of March 30, 2013 from $24.6 million as of March 31, 2012.  The increase in cash and cash equivalents is primarily the offset of a decrease in short-term investments of $13.6 million to $6.3 million as of March 30, 2013 from $19.9 million as of March 31, 2012.  Components of the change in cash and cash equivalents for the thirteen weeks ended March 30, 2013, as well as the change for the thirteen weeks ended March 31, 2012, are shown in the following table:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012
	(in thousands)
	(unaudited)
Provided by operating activities	$5,041	$4,287
Used in investing activities	(9,031)	(22,300)
Provided by financing activities	—	628
Decrease in cash / cash equivalents	$(3,990)	$(17,385)

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements, as summarized in following table:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012
	(in thousands)
	(unaudited)
Net income	$2,697	$5,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762	1,477
Deferred income taxes	110	36
Inventories	(3,785)	(1,388)
Merchandise accounts payable	2,009	243
Other working capital components, net	2,248	(2,020)
Net cash provided by operating activities	$5,041	$4,287

Net cash provided by operating activities increased by $754,000 to $5.0 million during the thirteen weeks ended March 30, 2013 as compared to $4.3 million for the thirteen weeks ended March 31,

2012. This increase was primarily attributable to a $4.2 million favorable change in other working capital components, a $285,000 increase in depreciation, and a $74,000 favorable change in deferred tax assets, partially offset by a $3.2 million decrease in net income and a $631,000 unfavorable change in our requirements for inventory, net of merchandise payables.

Investing Activities

Investing activities consist primarily of purchases of short-term investments and capital expenditures for new and existing stores, as well as our investment in information technology:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012
	(in thousands)
	(unaudited)
Purchases of property and equipment, net of tenant allowances	$(2,713)	$(2,429)
Purchases of short-term investments	(6,318)	(19,871)
Net cash used in investing activities	$(9,031)	$(22,300)

For the thirteen weeks ended March 30, 2013, net cash used in investing activities decreased $13.3 million as compared to the thirteen weeks ended March 31, 2012.  This decrease was primarily attributable to a $13.6 million reduction in purchases of short-term investments, partially offset by a $284,000 increase in new store construction and other capital expenditures.

Financing Activities

Financing activities consist primarily of proceeds from a common stock offering and tax benefits from stock-based award activities:

	Thirteen Weeks Ended
	March 30,	March 31,
	2013	2012
	(in thousands)
	(unaudited)
Proceeds from the issuance of stock options	$—	$238
Tax benefits of stock-based compensation	—	390
Net cash provided by financing activities	$—	$628

There were no common stock issuances nor were there any employee stock option exercises which would have resulted in a tax benefit for stock-based compensation.

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position, net cash provided by operating activities, and availability under the Line of Credit Agreement will be adequate to finance our working capital needs and planned capital expenditures for at least the next twelve months.  Planned capital expenditures for fiscal year 2013 include the relocation of our distribution center and corporate offices in late 2013, expenditures for approximately 25 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which include investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.

Critical Accounting Policies

Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, impairment of long-lived assets, goodwill, income taxes and stock-based compensation.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

New Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A. of Part II of our Form 10-K for the year ended December 29, 2012.

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

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against us and certain of our current and former officers and directors.  The amended complaint, filed on February 22, 2013, on behalf of persons who acquired our stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about our business and operations, thereby causing our stock price to be artificially inflated during that period.  The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.  Management believes that the complaint lacks merit and we intend to defend our position vigorously.  We do not believe the outcome of the class action will have a material adverse effect on our business, financial statements or disclosures.  The defendants have moved to dismiss the complaint.

ITEM 1A.             RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files*
	101.INS*	XBRL Instance Document
	101.SCH*	XBRL Taxonomy Extension Schema Document
	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF*	XBRL Taxonomy Definition Linkbase Document
	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 7, 2013

BODY CENTRAL CORP.

By:	/s/ Brian Woolf
Brian Woolf
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)