Form 10-Q
period 2013-06-29
BODY CENTRAL CORP
filed 2013-08-06
CIK 1379246

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2013 was 16,654,844 shares.

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

•                  the dislocation of customers that may occur as a result of strategic changes to marketing or merchandise selections;

•                  failure to successfully execute marketing initiatives to drive core customers into our stores and to our website;

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

•                  failure to successfully execute our direct business unit initiatives;

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

Body Central Corp. (herein “we”, “our”, “us”, or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 29.	December 29,	June 30,
	2013	2012	2012
	(In thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$31,543	$41,136	$26,447
Short-term investments	7,281	—	15,601
Accounts receivable	1,165	4,710	1,058
Inventories	25,208	22,971	18,103
Prepaid expenses and other current assets	10,061	6,966	6,518
Deferred tax asset	2,436	1,959	1,793
Total current assets	77,694	77,742	69,520
Property and equipment, net of accumulated depreciation of $28,205, $25,123 and $22,284	36,634	33,515	26,182
Goodwill	11,150	21,508	21,508
Intangible assets, net of accumulated amortization of $3,810, $3,810 and $3,810	16,574	16,574	16,395
Other assets	373	246	106
Total assets	$142,425	$149,585	$133,711
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$13,518	$13,715	$10,054
Accrued expenses and other current liabilities	21,783	19,732	15,465
Total current liabilities	35,301	33,447	25,519
Other liabilities	9,989	10,494	7,392
Deferred tax liability	5,442	5,298	4,001
Total liabilities	50,732	49,239	36,912
Commitments and contingencies
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,655,023 shares issued and outstanding as of June 29, 2013, 16,302,007 shares issued and outstanding as of December 29, 2012 and 16,271,118 shares issued and outstanding as of June 30, 2012	17	16	16
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid-in capital	97,446	96,032	95,215
Accumulated (deficit) earnings	(5,773)	4,298	1,575
Accumulated other comprehensive income (expense), net of tax	3	—	(7)
Total stockholders’ equity	91,693	100,346	96,799
Total liabilities and stockholders’ equity	$142,425	$149,585	$133,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in thousands, except share
	and per share data)
Net revenues	$75,147	$79,355	$156,550	$162,036
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	54,525	54,622	108,285	108,041
Gross profit	20,622	24,733	48,265	53,995
Selling, general and administrative expenses	22,924	17,852	44,927	36,102
Depreciation	2,522	1,385	4,284	2,862
Impairment of long-lived assets	10,358	—	10,358	—
(Loss) income from operations	(15,182)	5,496	(11,304)	15,031
Interest income, net	8	—	9	7
Other income, net	979	15	1,008	58
(Loss) income before income taxes	(14,195)	5,511	(10,287)	15,096
(Benefit) provision for income taxes	(1,427)	2,062	(216)	5,708
Net (loss) income	$(12,768)	$3,449	$(10,071)	$9,388

Net (loss) income per common share:
Basic	$(0.78)	$0.21	$(0.62)	$0.58
Diluted	$(0.78)	$0.21	$(0.62)	$0.57

Weighted-average common shares outstanding:
Basic	16,342,419	16,180,104	16,293,042	16,152,007
Diluted	16,342,419	16,364,447	16,293,042	16,361,514

Other comprehensive (income) loss
Unrealized (gain) loss on short-term investments	(3)	7	(3)	7
(Benefit) provision for income taxes	—	(3)	—	(3)
Other compresensive (income) loss, net of tax	(3)	4	(3)	4
Comprehensive (loss) income	$(12,765)	$3,445	$(10,068)	$9,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(10,071)	$9,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,284	2,862
Deferred income taxes	(333)	(64)
Excess tax benefits from stock-based compensation	—	(709)
Stock based compensation	1,098	1,288
Amortization of premiums and discounts on investments, net	93	152
Loss on disposal of property and equipment	47	58
Impairment of long-lived assets	10,358	—
Changes in assets and liabilities:
Accounts receivable	3,545	1,549
Inventories	(2,237)	3,038
Prepaid expenses and other current assets	(3,222)	(2,225)
Merchandise accounts payable	(197)	(6,444)
Accrued expenses and other current liabilities	1,496	(2,434)
Other liabilities	(505)	(492)
Net cash provided by operating activities	4,356	5,967
Cash flows from investing activities
Purchases of property and equipment	(6,905)	(6,812)
Purchases of short-term investments	(9,384)	(16,885)
Proceeds from sales of short-term investments	290	100
Proceeds from maturities of short-term investments	1,723	1,025
Net cash used in investing activities	(14,276)	(22,572)
Cash flows from financing activities
Proceeds from exercise of stock options	327	350
Excess tax benefits from stock-based compensation	—	709
Net cash provided by financing activities	327	1,059
Net decrease in cash and cash equivalents	(9,593)	(15,546)
Cash and cash equivalents
Beginning of year	41,136	41,993
End of period	$31,543	$26,447

Noncash investing activities:
Property and equipment acquired	$555	$0

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week and twenty-six week periods ended June 29, 2013 and June 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates and judgments, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, including intangible assets, income taxes, and stock-based compensation.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) has established guidance for reporting information about a company’s operating segments, including disclosures related to a company’s products and services, geographic areas and major customers. The Company has aggregated its net revenues generated from its retail stores and its direct business unit into one reportable segment. The Company aggregates its operating segments because they have a similar class of customer, nature of products, and distribution methods as well as similar economic characteristics. The Company has no international sales. All of the Company’s identifiable assets are in the United States.

Revenue Recognition

The Company recognizes revenue, and the related cost of goods sold is expensed, at point-of-sale or upon delivery to customers. Historically, the Company recognized revenue from the direct business unit upon shipment of goods.

Inventory shipping and handling fees billed to customers for online and catalog sales are included in net revenues, and the related shipping and handling costs are included in cost of goods sold. Based on historical sales returns, an allowance for sales returns is recorded as a reduction of net revenues in the periods in which the sales are recognized. Sales tax collected from customers is excluded from net revenues and is included as part of accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.

The Company sells gift cards in stores, which do not expire or lose value over periods of inactivity and accounts for gift cards by recognizing a liability at the time a gift card is sold.  The Company recognizes income from gift cards and gift certificates when they are redeemed by the customer.

Revenue from unredeemed gift certificates and gift cards is recognized when it is determined that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates and gift cards to relevant jurisdictions.

Cash and Cash Equivalents

The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents.

Short-term Investments

The Company classifies its investments as available-for-sale. Short-term investments which have a maturity of one year or less at acquisition are carried at fair market value. Unrealized gains or losses, net of the related tax effect, are excluded from earnings and reported in accumulated other comprehensive income, a component of Stockholders’ Equity. A decline in the fair value of any available-for-sale security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. To determine whether the decline in fair value is other than temporary, the Company considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the decline in value, the severity and duration of the decline in value, changes in value subsequent to year-end and the forecasted performance of the investment. Interest income is recognized as earned. Income on investments includes the amortization of the premium and accretion of discount for debt securities acquired at other than par value. Realized investment gains and losses are determined on the basis of specific identification.

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

Goodwill and Intangible Assets

The Company conducts an annual impairment test of its recorded goodwill at least annually, on the balance sheet date of each fiscal year. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time.  The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit’s fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step one fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

Although the Company has made significant investments in its direct reporting unit during the first two quarters of 2013, including a refined approach towards customer communication channels, a refined production offering, and other strategic omni-channel initiatives, the overall growth of the direct reporting unit was materially below year-to-date growth expectation. These variations were considered a triggering event by the Company to perform a step one analysis of the goodwill associated with the direct reporting unit. The Company performed the step one analysis for assessing whether an impairment of goodwill on its direct reporting unit existed using a discounted cash flow method and concluded that it was more-likely-than-not that the fair value of the direct reporting unit was less than its carrying value.  As a result, the Company proceeded to step two of the goodwill impairment analysis which compares the implied fair value of the reporting unit’s goodwill with its carrying value. The Company estimated the fair value of the direct reporting unit’s identifiable assets and liabilities which was then compared to the overall fair value of the reporting unit using the income valuation approach and concluded that its implied fair value was less than its carrying value.  As such, the Company recognized a goodwill impairment loss of $10.4 million during the second quarter 2013.

The change in the carrying value of goodwill for the thirteen and twenty-six weeks ended June 29, 2013 is as follows:

	June 29,	December 29,
	2013	2012
	(in thousands)

Goodwill, gross	$55,470	$55,470
Accumulated impairment losses	(44,320)	(33,962)
Goodwill, net of impairments	$11,150	$21,508

New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The Company fully adopted the guidance during the first quarter 2013.  There were no classification adjustments for the thirteen week or twenty-six week periods ended June 29, 2013.  The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

Reclassification

Reclassifications have been made for the twenty-six weeks ended June 30, 2012 to conform to presentation for the twenty-six weeks ended June 29, 2013.

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

Certificates of deposit, money market securities and tax-free municipal bonds with an initial maturity date of three months or less when purchased are classified as cash and cash equivalents on the accompanying unaudited Consolidated Balance Sheets. Municipal bonds and certificates of deposit with an initial maturity date greater than three months when purchased and a maturity of one year or less are classified as short-term investments on the accompanying unaudited Consolidated Balance Sheets.  As of June 29, 2013, municipal bonds in the amount of $5.5 million and money market securities in the amount of $5.2 million were included in cash and cash equivalents.

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the accompanying unaudited Consolidated Balance Sheets.

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis as of June 29, 2013 and June 30, 2012, respectively, include the following:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	June 29,	Markets	Inputs	Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Municipal Bonds	$12,731	$—	$12,731	$—
Money Market Funds	5,157	5,157	—	—

Total	$17,888	$5,157	$12,731	$—

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Municipal Bonds	$19,748	$—	$19,748	$—
Money Market Funds	1,462	1,462	—	—
Certificates of Deposit	1,960	1,960	—	—

Total	$23,170	$3,422	$19,748	$—

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 9.9% and 37.4% for the thirteen weeks ended June 29, 2013 and June 30, 2012, respectively, and 2.1% and 37.8% for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively.  The decrease for the thirteen and twenty-six weeks ended June 29, 2013 was primarily the result of the nondeductible goodwill impairment related to the direct reporting unit recorded in the second quarter 2013 as a discrete item. For the twenty-six weeks ended June 29, 2013, there was an additional decrease in the effective tax resulting from a discrete tax benefit in the 2012 Work Opportunity Tax Credit taken during the first quarter 2013.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Amount computed using statutory rates	35.0%	35.0%	35.00%	35.0%
State and local income taxes, net of federal benefit	2.5	2.2	2.5	3.0
Impairment of goodwill	(27.4)	0.0	(37.5)	0.0
Other	(0.2)	0.2	2.1	(0.2)
(Benefit) provision for income effective tax rate	9.9%	37.4%	2.1%	37.8%

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when its judgment changes as the result of the evaluation of new information. The Company has no uncertain tax positions which would result in a related income tax liability as of June 29, 2013.

4.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by former members of management and of the Board of Directors.  Included in that group is Beth Angelo, former Chief Merchandising Officer and Director, who formally separated from the Company in February 2013 but is providing limited consultation services through August 2013.  The lease expires on October 1, 2016. The Company incurred rent expense of $245,000 and $240,000 for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively, related to this lease.

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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of June 29, 2013, are as follows:

Fiscal Year	(in thousands)
2013 Remaining	$13,647
2014	25,486
2015	23,613
2016	20,704
2017	16,015
Thereafter	23,311
Total	$122,776

6.                            Debt

On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion.  The facility had an original maturity date of May 5, 2013.  The facility bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit

Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

On March 8, 2013, the Company renewed the Line of Credit Agreement; the renewed facility has a maturity date of March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.

As of June 29, 2013, the Company was in compliance with all covenants. The Company had no direct borrowings from the revolving credit facility as of June 29, 2013.

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

Stock-based compensation expense, net of forfeitures of $1.4 million and $1.0 million for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively, is included in selling, general and administrative expenses and $(282,000) and $301,000 for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively is included in cost of goods sold on the Company’s Consolidated Statements of Comprehensive (Loss) Income. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the twenty-six weeks ended June 29, 2013 and June 30, 2012 was calculated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively:

	Twenty-Six Weeks Ended
	June 29,	June 30,
	2013	2012

Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	64.71%	66.24%
Risk-free interest rate (3)	1.1%	1.1%
Expected annual dividend yield	0%	0%

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

(3)         The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same duration to maturity as the expected term of the option as of the grant date.

A summary of stock option activity for the twenty-six weeks ended June 29, 2013 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				in ‘000s
Outstanding as of December 29, 2012	505,297	$13.21
Granted	562,151	8.76
Exercised (1)	(98,501)	3.32
Expired	(8,759)	19.76
Forfeited	(73,897)	16.82
Outstanding as of June 29, 2013	886,291	$11.12	9.1 years	$2,958
Exercisable as of June 29, 2013	116,767	$16.38	7.5 years	$31

(1) The fair value of options exercised during the twenty-six weeks ended June 29, 2013 was $927,000.

A summary of the status of nonvested options awards as of June 29, 2013 and changes during the twenty-six weeks ended June 29, 2013, are presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested as of December 29, 2012	331,832	$9.07
Granted	562,151	5.22
Vested	(50,562)	8.46
Forfeited	(73,897)	9.82
Nonvested as of June 29, 2013	769,524	$6.23

Total compensation cost related to nonvested stock option awards not yet recognized was $3.2 million as of June 29, 2013, and is expected to be recognized over a weighted-average remaining period of 3.4 years.

Restricted Stock Awards

A summary of the status of nonvested restricted stock awards as of June 29, 2013 and changes during the twenty-six weeks ended June 29, 2013, are presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Restricted stock awards as of December 29, 2012	61,075	$21.43
Granted	277,095	9.39
Vested (1)	(26,484)	15.87
Forfeited	(19,397)	24.16
Restricted stock awards as of June 29, 2013	292,289	$10.34

(1) The fair value of restricted stock awards vested during the twenty-six weeks ended June 29, 2013 was $299,000.

As of June 29, 2013, unrecognized compensation expense of $2.5 million related to non-vested restricted stock awards is expected to be recognized over a weighted-average remaining period of 3.4 years.

8.                            Earnings Per Share

Net (loss) income per common share-basic is calculated by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Net (loss) income per common share-dilutive includes the determinants of basic income per common share plus the additional dilution for all potentially dilutive stock options and restricted stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing (loss) earnings per share and the effect on net (loss) income and the weighted-average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
	(in thousands, except share
	and per share data)

Net (loss) income as reported	$(12,768)	$3,449	$(10,071)	$9,388
Net (loss) income attributable to common shareholders	$(12,768)	$3,449	$(10,071)	$9,388

Weighted average basic common shares	16,342,419	16,180,104	16,293,042	16,152,007
Weighted average dilutive common shares	16,342,419	16,364,447	16,293,042	16,361,514

Per common share:
Net (loss) income per common share - basic	$(0.78)	$0.21	$(0.62)	$0.58
Net (loss) income per common share - dilutive	$(0.78)	$0.21	$(0.62)	$0.57

For the thirteen weeks and twenty-six weeks ended June 29, 2013, diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is antidilutive. Common Share equivalents of 69,000 and 73,000 shares were excluded from the computation of weighted-average diluted common share amounts for the thirteen weeks and twenty-six weeks ended June 29, 2013, respectively, that could potentially dilute basic earnings per share in the future.

Equity awards to purchase 263,343 shares of common stock for the thirteen weeks and twenty-six weeks ended June 30, 2012 were outstanding, but were not included in the computation of weighted-average diluted common share amounts as the effect of doing so would have been anti-dilutive.

9.                            Contingencies

The Company is involved in various routine legal proceedings incidental to the conduct of its business. In the opinion of management, based on the advice of in-house and external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Legal fees related to legal proceedings are included in selling, general, and administrative expenses in the Consolidated Statements of Comprehensive Income.

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

Overview

Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com.  We target women in their late teens and twenties from diverse cultural backgrounds, who seek the latest fashions and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central®, Sexy Stretch® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to give our customers a reason to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.  Our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 provides additional information about our business, operations and financial condition.

As of June 29, 2013, the Company had 286 stores with an average size of approximately 4,250 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the twenty-six weeks ended June 29, 2013, the Company opened 14 stores and closed four.

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

Direct Business Unit Sales

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.6	68.8	69.2	66.7
Gross profit	27.4	31.2	30.8	33.3
Selling, general and administrative expenses	30.5	22.5	28.7	22.3
Depreciation	3.4	1.8	2.7	1.7
Impairment of long-lived assets	13.8	—	6.6	—
(Loss) income from operations	(20.3)	6.9	(7.2)	9.3
Interest income, net	—	—	—	—
Other income, net	1.3	—	0.6	—
(Loss) income before income taxes	(19.0)	6.9	(6.6)	9.3
(Benefit) provision for income taxes	(1.9)	2.6	(0.1)	3.5
Net (loss) income	(17.1)%	4.3%	(6.5)%	5.8%

Operating Data (unaudited):
Stores:
Comparable store sales change	(13.2)%	(7.6)%	(11.7)%	(4.5)%
Number of stores open at end of period	286	257	286	257
Sales per gross square foot (in whole dollars)	$55	$62	$115	$126
Average square feet per store	4,241	4,274	4,241	4,274
Total gross square feet at end of period (in thousands)	1,213	1,098	1,213	1,098
Direct:
Number of catalogs circulated (in thousands)	5,472	7,500	12,587	15,625

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

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Stores at beginning of period	279	243	276	241
Stores opened during period	9	15	14	19
Stores closed during period	(2)	(1)	(4)	(3)
Stores at end of period	286	257	286	257

Thirteen Weeks Ended June 29, 2013 Compared to the Thirteen Weeks Ended June 30, 2012

	Thirteen Weeks Ended
	June 29,		June 30,
	2013		2012		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$75,147	100.0%	$79,355	100.0%	$(4,208)	(5.3)%
Cost of goods sold	54,525	72.6	54,622	68.8	(97)	(0.2)
Gross profit	20,622	27.4	24,733	31.2	(4,111)	(16.6)
Selling, general and administrative expenses	22,924	30.5	17,852	22.5	5,072	28.4
Depreciation	2,522	3.4	1,385	1.8	1,137	82.1
Impairment of long-lived assets	10,358	13.8	—	—	—	100.0
(Loss) income from operations	(15,182)	(20.3)	5,496	6.9	(10,320)	(187.8)
Interest income, net	8	—	—	—	8
Other income, net	979	1.3	15	—	964	6,426.7
(Loss) income before income taxes	(14,195)	(19.0)	5,511	6.9	(9,348)	(169.6)
(Benefit) provision for income taxes	(1,427)	(1.9)	2,062	2.6	(3,489)	(169.2)
Net (loss) income	$(12,768)	(17.1)%	$3,449	4.3%	$(5,859)	(169.9)%

Operating Data:
Revenues:
Stores	$66,885	89.0%	$68,337	86.0%	$(1,452)	(2.1)%
Direct	8,262	11.0	11,018	14.0	(2,756)	(25.0)
Net revenues	$75,147	100.0%	$79,355	100.0%	$(4,208)	(5.3)%

Net Revenues

Net revenues decreased by $4.2 million or 5.3% for the thirteen weeks ended June 29, 2013, as compared to the thirteen weeks ended June 30, 2012.

Store sales decreased $1.5 million, or 2.1%, for the thirteen weeks ended June 29, 2013, as compared to the thirteen weeks ended June 30, 2012. The decrease in store sales resulted primarily from a decrease in comparable store sales. Comparable store sales decreased $8.5 million, or 13.2%, for the thirteen weeks ended June 29, 2013, compared to a decrease of 7.6% for the thirteen weeks ended June 30, 2012. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year.  Non-comparable store sales increased $7.0 million for the thirteen weeks ended June 29, 2013, compared to the thirteen weeks ended June 30, 2012 as a result of the increase in the number of non-comparable stores from the prior period.

Direct business unit sales, including shipping and handling fees, decreased $2.8 million, or 25.0%, for the thirteen weeks ended June 29, 2013, from the thirteen weeks ended June 30, 2012.  The decrease in direct sales was primarily a result of the product assortment transition in the catalog and the website to target a younger, more trend-driven demographic customer that aligns more directly with our current store customer.

Gross Profit

Gross profit decreased $4.1 million, or 16.6%, for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012. As a percentage of net revenues, gross profit margin decreased by 380 basis points for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012.  This decrease was attributable to a 220 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 160 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $5.1 million, or 28.4%, for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012. This increase resulted in part from a $1.9 million, or 15.4% increase related to store operating expenses due primarily to the addition of 29 net stores, or an 11.3% store unit increase since June 30, 2012. As a percentage of net revenues, store operating expenses increased to 18.8% for the thirteen weeks ended June 29, 2013 as compared to 15.4% for the thirteen weeks ended June 30, 2012.

The general and administrative expense component of selling, general and administrative expense increased $3.2 million for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012. As a percentage of net revenues, general and administrative expenses increased to 11.7% for the thirteen weeks ended June 29, 2013 from 7.1% for the thirteen weeks ended June 30, 2012.  In the thirteen week period ended June 30, 2012, a $1.2 million reduction of the management bonus accrual was recorded.  General and administrative expenses increased $2.0 million for the thirteen week period ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012 before the $1.2 million reduction of the management bonus accrual.  Of the $2.0 million increase, $700,000 was primarily driven by corporate staffing additions necessary to support strategic initiatives and future growth.  The remaining $1.3 million increase was primarily a result of marketing initiatives, severance benefits, and relocation and recruiting expenses incurred in the process of filling key roles and building out the Company’s leadership team.

As a percentage of net revenues, selling, general and administrative expenses were 30.5% for the thirteen weeks ended June 29, 2013 and 22.5% for the thirteen weeks ended June 30, 2012 due to the reasons discussed above.

Depreciation Expense

Depreciation expense increased $1.1 million, or 82.1%, for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012.  This increase was primarily due to capital expenditures related to new store construction and significant upgrades to our information technology systems, as well as the acceleration of depreciation for changes in the estimated useful lives of certain technology information systems, leasehold improvements, and furniture and fixtures in anticipation of our relocation to the new corporate headquarters and distribution center.  As a percentage of net revenues, depreciation increased 160 basis points to 3.4% for the thirteen week period ended June 29, 2013 from 1.8% for the thirteen week period ended June 30, 2012.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $10.4 million for the thirteen weeks ended June 29, 2013 as described in footnote 1 in the Notes to the Condensed Consolidated Financial Statements (Unaudited).

Interest Income, net

Interest income, net was $8,000 for the thirteen weeks ended June 29, 2013 and $0 for the thirteen weeks ended June 30, 2012.

Other Income, net

Other income, net increased $964,000 for the thirteen-weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012.  The Company recognized store merchandise credit breakage in the amount of $972,000 and $0 for the thirteen week periods ended June 29, 2013 and June 30, 2012, respectively, related to aged unredeemed store merchandise credits. The merchandise credit breakage was the result of a review of both the statutory escheatment regulations and historical redemption patterns in our legacy merchandise credit program. These merchandise credits breakage amounts are expected to be immaterial in future quarters.

Provision for Income Taxes

Provision for income taxes decreased $3.5 million for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012, which was attributable to a $9.3 million decrease in income before income taxes, and a decrease in the effective tax rate to 9.9% in the thirteen weeks ended June 29, 2013 from 37.4% in the thirteen weeks ended June 30, 2012.  The decrease for the thirteen weeks ended June 30, 2013 was primarily the result of the nondeductible goodwill impairment related to the direct reporting unit recorded in the second quarter 2013 as a discrete item.

Net (Loss) Income

Net (loss) income decreased $5.9 million for the thirteen weeks ended June 29, 2013 as compared to the thirteen weeks ended June 30, 2012 due to the factors discussed above.

Twenty-six Weeks Ended June 29, 2013 Compared to the Twenty-six Weeks Ended June 30, 2012

	Twenty-six Weeks Ended
	June 29,		June 30,
	2013		2012		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$156,550	100.0%	$162,036	100.0%	$(5,486)	(3.4)%
Cost of goods sold	108,285	69.2	108,041	66.7	244	0.2
Gross profit	48,265	30.8	53,995	33.3	(5,730)	(10.6)
Selling, general and administrative expenses	44,927	28.7	36,102	22.3	8,825	24.4
Depreciation	4,284	2.7	2,862	1.7	1,422	49.7
Impairment of long-lived assets	10,358	6.6	—	—	10,358	100.0
(Loss) income from operations	(11,304)	(7.2)	15,031	9.3	(26,335)	(175.2)
Interest income, net	9	—	7	—	2	28.6
Other income, net	1,008	0.6	58	—	950	1,637.9
(Loss) income before income taxes	(10,287)	(6.6)	15,096	9.3	(25,383)	(168.1)
Provision for income taxes	(216)	(0.1)	5,708	3.5	(5,924)	(103.8)
Net (loss) income	$(10,071)	(6.5)%	$9,388	5.8%	$(19,459)	(207.3)%

Operating Data:
Revenues:
Stores	$139,527	89.1%	$139,284	86.0%	$243	0.2%
Direct	17,023	10.9	22,752	14.0	(5,729)	(25.2)
Net revenues	$156,550	100.0%	$162,036	100.0%	$(5,486)	(3.4)%

Net Revenues

Net revenues decreased by $5.5 million or 3.4% for the twenty-six weeks ended June 29, 2013, as compared to the twenty-six weeks ended June 30, 2012.

Store sales increased $243,000, or 0.2%, for the twenty-six weeks ended June 29, 2013, as compared to the twenty-six weeks ended June 30, 2012. The increase in store sales resulted from the 29 net store additions since June 30, 2012, partially offset by a decrease in comparable store sales. Comparable store sales decreased $15.6 million, or 11.7%, for the twenty-six weeks ended June 29, 2013, compared to a decrease of 4.5% for the twenty-six weeks ended June 30, 2012. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year.  Non-comparable store sales increased by $15.8 million for the twenty-six weeks ended June 29, 2013, compared to the twenty-six weeks ended June 30, 2012 as a result of the increase in the number of non-comparable stores from the prior period.

Direct business unit sales, including shipping and handling fees, decreased $5.7 million, or 25.2%, for the twenty-six weeks ended June 29, 2013, from the twenty-six weeks ended June 30, 2012.  The decrease in direct sales was primarily a result of the product assortment transition in the catalog and the website to target a younger, more trend-driven demographic customer that aligns more directly with our current store customer. The Company recognized an impairment of the goodwill associated with the direct business of $10.4 million for the thirteen weeks ended June 29, 2013.

Gross Profit

Gross profit decreased $5.7 million, or 10.6%, for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012. As a percentage of net revenues, gross profit margin decreased by 250 basis points for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012.  This decrease was attributable to a 150 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 100 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $8.8 million, or 24.4%, for the twenty-six weeks ended June 29, 2013, as compared to the twenty-six weeks ended June 30, 2012. This increase resulted in part from a $3.7 million, or 15.4%, increase related to store operating expenses due primarily to the addition of 29 net stores, or an 11.3% store unit increase since June 30, 2012. As a percentage of net revenues, store operating expenses increased to 17.9% for the twenty-six weeks ended June 29, 2013 as compared to 15.0% for the twenty-six weeks ended June 30, 2012.

The general and administrative expense component of selling, general and administrative expense increased $5.1 million for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012. As a percentage of net revenues, general and administrative expenses increased to 10.8% for the twenty-six weeks ended June 29, 2013 from 7.3% for the twenty-six weeks ended June 30, 2012.  Of the $5.1 million increase, $1.5 million was primarily driven by corporate staffing additions necessary to support strategic initiatives and future growth.  The remaining $3.6 million expense increase primarily relates to marketing initiatives, relocation and recruiting incurred in the process of filling key roles and building out the Company’s leadership team, severance benefits and legal expenses.

As a percentage of net revenues, selling, general and administrative expenses were 28.7% for the twenty-six weeks ended June 29, 2013 and 22.3% for the twenty-six weeks ended June 30, 2012 due to the reasons discussed above.

Depreciation Expense

Depreciation expense increased $1.4 million, or 49.7%, for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012.  This increase was primarily due to capital expenditures related to new store construction and significant upgrades to our information technology systems, as well as the acceleration of depreciation for changes in the estimated useful lives of certain technology information systems, leasehold improvements, and furniture and fixtures in anticipation of our relocation to the new corporate headquarters and distribution center.  As a percentage of net revenues, depreciation increased 100 basis points to 2.7% for the twenty-six week period ended June 29, 2013 from 1.7% for the twenty-six week period ended June 30, 2012.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $10.4 million for the twenty-six weeks ended June 29, 2013 as described in footnote 1 in the Notes to Condensed Consolidated Financial Statements (Unaudited).

Interest Income, net

Interest income, net was $9,000 for the twenty-six weeks ended June 29, 2013 and $7,000 for the twenty-six weeks ended June 30, 2012.

Other Income, net

Other income, net increased $950,000 for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012.  The Company recognized store merchandise credit breakage in the amount of $972,000 and $0 for the twenty-six week periods ended June 29, 2013 and June 30, 2012, respectively, related to aged unredeemed store merchandise credits. The merchandise credit breakage was the result of a review of the statutory escheatment regulations for gift certificates and gift cards conducted during the period based on historical redemption patterns in the two years since termination of the program.

Provision for Income Taxes

Provision for income taxes decreased $5.9 million for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012, which was attributable to a $25.4 million decrease in income before income taxes, and a decrease in the effective tax rate to 2.1% in the twenty-six weeks ended June 29, 2013 from 37.8% in the twenty-six weeks ended June 30, 2012.  The decrease for the twenty-six weeks ended June 30, 2013 was primarily the result of the nondeductible goodwill impairment related to the direct reporting unit recorded in the second quarter 2013 as a discrete item and a discrete tax benefit in the 2012 Work Opportunity Tax Credit taken during the first quarter 2013.

Net (Loss) Income

Net (loss) income decreased $19.5 million for the twenty-six weeks ended June 29, 2013 as compared to the twenty-six weeks ended June 30, 2012 due to the factors discussed above.

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

Our cash and cash equivalents increased $5.1 million to $31.5 million as of June 29, 2013 from $26.4 million as of June 30, 2012.  The increase in cash and cash equivalents is primarily the offset of a decrease in short-term investments of $8.3 million to $7.3 million as of June 29, 2013 from $15.6 million as of June 30, 2012.  Components of the change in cash and cash equivalents for the twenty-six weeks ended June 29, 2013, as well as the change for the thirteen weeks ended June 30, 2012, are shown in the following table:

	Twenty-Six Weeks Ended
	June 29,	June 30,	Variance
	2013	2012	Dollars	Percentages
	(in thousands)
	(unaudited)
Provided by operating activities	$4,356	$5,967	$(1,611)	(27.0)%
Used in investing activities	(14,276)	(22,572)	8,296	(36.8)
Provided by financing activities	327	1,059	(732)	(69.1)
Decrease in cash / cash equivalents	$(9,593)	$(15,546)	$5,953	(38.3)%

Operating Activities

Operating activities consist of net income adjusted for non-cash items, including depreciation and amortization and the effect of other working capital requirements.

Net cash provided by operating activities decreased by $1.6 million to $4.4 million during the twenty-six weeks ended June 29, 2013 as compared to $6.0 million for the twenty-six weeks ended June 30, 2012. This decrease was primarily attributable to a $19.5 million decrease in net income, a $10.4 million impairment of long-lived assets, a $5.4 million favorable change in other working capital components, a $1.4 million increase in depreciation, a $972,000 favorable change in inventory, net of merchandise payables, and a $269,000 unfavorable change in deferred taxes.

Investing Activities

Investing activities consist primarily of purchases of short-term investments and capital expenditures for new and existing stores, as well as our investment in information technology.

For the twenty-six weeks ended June 29, 2013, net cash used in investing activities decreased $8.3 million as compared to the twenty-six weeks ended June 30, 2012.  This decrease was primarily attributable to a $7.5 million reduction in purchases of short-term investments, $698,000 increase in proceeds from maturities of short-term investments, a $190,000 increase in proceeds from sales of short-term investments, and a $93,000 increase in new store construction and other capital expenditures.

Financing Activities

Financing activities consist primarily of proceeds from the issuance of stock options and tax benefits from stock-based award activities.  For the twenty-six week period ended June 30, 2013, net cash provided by financing activities decreased $732,000 as compared to the twenty-six week period ended June 30, 2012, primarily attributable to a $709,000 decrease in tax benefits from stock-based compensation.

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

On March 8, 2013, we renewed the Line of Credit Agreement and extended the maturity date to March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.  As of June 29, 2013, we were in compliance with all covenants and had no outstanding borrowings under this line of credit facility.

Outlook

Our short-term and long-term liquidity needs arise primarily from capital expenditures associated with our growth strategy and working capital requirements. We believe that our cash position, net cash provided by operating activities and availability under the Line of Credit Agreement will be adequate to finance our working capital needs and planned capital expenditures for at least the next twelve months.  Planned capital expenditures for fiscal year 2013 include the relocation of our distribution center and corporate offices in late 2013, expenditures for approximately 22 new stores, relocation of and maintenance of existing stores, maintenance of corporate facilities, and investments in information technology systems, which include investing in and upgrading several of our systems to provide improved support of our current operations and position us for future growth.  Most notably, we plan to spend approximately $10.0 million to $12.0 million related to the relocation of our distribution center and corporate headquarters over the next twelve months.

Critical Accounting Estimates

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

New Accounting Standards

Refer to Note 1 of the Condensed Consolidated Financial Statements (Unaudited).

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A. of Part II of our Form 10-K for the year ended December 29, 2012.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report and has concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Refer to Note 9 of the Condensed Consolidated Financial Statements (Unaudited).

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
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document.

*        Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2013

BODY CENTRAL CORP.

By:	/s/ Brian Woolf
Brian Woolf
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)