Form 10-Q
period 2013-09-28
BODY CENTRAL CORP
filed 2013-11-05
CIK 1379246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2013 was 16,632,197 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition all of which are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

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

•our ability to obtain financing or to generate sufficient cash flows to support operations;

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

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 28, 2013	December 29, 2012	September 29, 2012
	(In Thousands)
Assets
Current assets
Cash and cash equivalents	$15,597	$41,136	$22,679
Short-term investments	4,356	—	14,265
Accounts receivable	1,479	4,710	1,536
Inventories	24,464	22,971	20,860
Prepaid expenses and other current assets	12,221	6,966	7,516
Deferred tax asset	3,289	1,959	2,168
Total current assets	61,406	77,742	69,024
Property and equipment, net of accumulated depreciation of $30,358, $25,123 and $23,650	40,479	33,515	30,860
Goodwill	11,150	21,508	21,508
Intangible assets, net of accumulated amortization of $3,810, $3,810 and $3,810	16,574	16,574	16,574
Other assets	333	246	108
Total assets	$129,942	$149,585	$138,074
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$10,585	$13,715	$8,547
Accrued expenses and other current liabilities	21,155	19,732	19,674
Total current liabilities	31,740	33,447	28,221
Other liabilities	10,167	10,494	7,900
Deferred tax liability	4,392	5,298	4,577
Total liabilities	46,299	49,239	40,698
Commitments and contingencies	0	0	0
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,649,038 shares issued and outstanding as of September 28, 2013, 16,302,007 shares issued and outstanding as of December 29, 2012 and 16,307,342 shares issued and outstanding as of September 29, 2012	17	16	16
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid-in capital	98,381	96,032	95,634
Accumulated (deficit) earnings	(14,755)	4,298	1,728
Accumulated other comprehensive loss, net of tax	—	—	(2)
Total stockholders’ equity	83,643	100,346	97,376
Total liabilities and stockholders’ equity	$129,942	$149,585	$138,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except share data)
Net revenues	$60,833	$67,920	$217,383	$229,956
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	49,692	46,399	157,977	154,440
Gross profit	11,141	21,521	59,406	75,516
Selling, general and administrative expenses	24,480	19,718	69,406	55,820
Depreciation	2,154	1,607	6,438	4,469
Impairment of long-lived assets	—	—	10,358	—
(Loss) income from operations	(15,493)	196	(26,796)	15,227
Interest income, net	2	3	11	10
Other (loss) income, net	(259)	45	747	104
(Loss) income before income taxes	(15,750)	244	(26,038)	15,341
Benefit (provision) for income taxes	6,769	(91)	6,985	(5,800)
Net (loss) income	$(8,981)	$153	$(19,053)	$9,541

Net (loss) income per common share:
Basic	$(0.55)	$0.01	$(1.17)	$0.59
Diluted	$(0.55)	$0.01	$(1.17)	$0.58
Weighted-average common shares outstanding:
Basic	16,363,633	16,205,845	16,318,046	16,169,953
Diluted	16,363,633	16,305,557	16,318,046	16,350,690
Other comprehensive (income) loss
Unrealized (gain) loss on short-term investments, net of tax	—	(5)	—	2
Other comprehensive (income) loss, net of tax	—	(5)	—	2
Comprehensive (loss) income	$(8,981)	$158	$(19,053)	$9,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2013	2012
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(19,053)	$9,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,438	4,469
Deferred income taxes	(2,236)	137
Excess tax benefits from stock-based compensation	(39)	(751)
Stock-based compensation	2,061	1,473
Amortization of premiums and discounts on investments, net	147	263
Loss on disposal of property and equipment	422	82
Impairment of long-lived assets	10,358	—
Changes in assets and liabilities:
Accounts receivable	3,231	1,071
Inventories	(1,493)	281
Prepaid expenses and other assets	(5,342)	(490)
Merchandise accounts payable	(3,130)	(7,951)
Accrued expenses and other current liabilities	362	(1,626)
Other liabilities	(380)	732
Net cash (used in) provided by operating activities	(8,654)	7,231
Cash flows from investing activities
Proceeds from sale of property and equipment	—	29
Purchases of property and equipment	(12,709)	(13,158)
Purchases of intangible assets	—	(179)
Purchases of short-term investments	(12,786)	(24,582)
Proceeds from sales of short-term investments	2,310	1,051
Proceeds from maturities of short-term investments	5,973	9,000
Net cash used in investing activities	(17,212)	(27,839)
Cash flows from financing activities
Proceeds from exercise of stock options	327	543
Excess tax benefits from stock-based compensation	—	751
Net cash provided by financing activities	327	1,294
Net decrease in cash and cash equivalents	(25,539)	(19,314)
Cash and cash equivalents
Beginning of year	41,136	41,993
End of period	$15,597	$22,679

Non-cash investing activities:
Property and equipment acquired	$1,114	$—

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

Principles of Consolidation

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The fiscal year-end December 29, 2012 Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures under GAAP. Accordingly, these unaudited Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2012, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week and thirty-nine week periods ended September 28, 2013 and September 29, 2012, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, including intangible assets, income taxes, and stock-based compensation.

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

Inventory shipping and handling fees billed to customers for online and catalog sales are included in net revenues, and the related shipping and handling costs are included in cost of goods sold. Based on historical sales returns, an allowance for sales returns is recorded as a reduction of net revenues in the periods in which the sales are recognized. Sales tax collected from customers is excluded from net revenues and is included as part of accrued expenses and other current liabilities on the unaudited Condensed Consolidated Balance Sheets.

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

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the unaudited Consolidated Statements of Comprehensive Income.

Goodwill and Intangible Assets

Goodwill and intangibles with indefinite lives are required by ASC 350-20 Intangibles - Goodwill and Other - Goodwill and ASC 350-30 Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill to be tested for impairment annually. The Company conducts an impairment test of its recorded goodwill and other indefinite-lived intangible assets on the balance sheet date of each fiscal year or more frequently if impairment indicators are present resulting from a change in circumstances. Pursuant to the guidance in ASC 350, the Company first performs a qualitative analysis of its trade name and of the goodwill of the stores and direct business reporting units to determine if a quantitative analysis is necessary. This analysis considers factors such as the year over year change in our competitive retail sector, comparable store sales, catalog sales, stock price fluctuations, actual and forecasted sales, the Company's market value relative to its book value, debt levels, and cash (used in) provided by operations. The qualitative analysis further evaluates the progress and impact of changes in its infrastructure and refinements to the Company’s strategic objectives. If, during the qualitative analysis, the Company determines that it is more likely than not that carrying value of the reporting unit or trade name is greater than its fair value, a quantitative analysis is performed.

Goodwill and indefinite-lived intangible reviews are highly judgmental and involve the use of significant estimates and assumptions. These estimates and assumptions can have a significant impact on the amount of any impairment loss recorded. The Company uses discounted cash flow methods (income valuation approach) which are dependent on future sales trends, market conditions and the cash flows from each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Forecasts consider the potential impact of certain factors including strategic growth initiatives centered on a more consistent and singular approach to branding, merchandise content and customer messaging, as well as expectations of improvements in comparable store sales trends. If these growth strategies are not achieved, the Company could experience an impairment of goodwill or intangible assets. Other significant assumptions in this forecast include growth rates and the discount rates applicable to future cash flows.
When the Company determines the quantitative testing for its trade name is necessary, the Company compares the carrying value of the trade name to its fair value; if the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. In assessing the fair value of its trade name, the Company uses the relief-from-royalty discounted cash flow approach.
During the third quarter of 2013, the Company determined that a quantitative review for its trade name was necessary primarily as a result of a decrease in the Company’s stock price of 51.5% during the third quarter of 2013 and decline in the Company’s overall financial performance for the thirteen and thirty-nine weeks ended September 28, 2013 as compared to the forecast, including lower-than-expected sales for both the stores and direct reporting units and an overall decline in net working capital available to fund operations. The Company compared the $16.6 million carrying value of the trade name to its fair value calculated using the relief-from-royalty discounted cash flow method and determined that the fair value of the trade name exceeded its carrying value.
If the Company determines the quantitative testing for goodwill impairment is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. In assessing the fair value of its goodwill, the Company uses the discounted cash flow method.
In accordance with ASC 350, the Company tested goodwill for its stores and direct business reporting units as of December 29, 2012 and determined that it was more likely than not that the carrying value was less than its estimated fair value. The Company performed an interim impairment evaluation during the second quarter of 2013; based on the results of that review, the Company recorded an impairment loss for its direct reporting unit for $10.4 million as of June 29, 2013. Consequently, the direct business unit had no remaining goodwill.
During the third quarter of 2013, the Company determined that a quantitative review for its stores reporting unit was necessary primarily as a result of continued negative comparable store sales, lower-than-expected new store sales, and declining profit margin resulting from markdowns. Using a discounted cash flow valuation model, the Company estimated the fair value of the reporting unit and determined that the fair value of the stores reporting unit exceeded its carrying value.
The change in the carrying value for the thirteen and thirty-nine weeks ended September 28, 2013 is as follows:

	September 28, 2013	December 29, 2012
	(in thousands)
Goodwill, gross	$55,470	$55,470
Accumulated impairment losses	(44,320)	(33,962)
Goodwill, net of impairments	$11,150	$21,508

New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-2 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The Company fully adopted the guidance during the first quarter 2013.  There were no classification adjustments for the thirteen week or thirty-nine week periods ended September 28, 2013.  The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

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

•Level 1 — Inputs based on quoted prices in active markets for identical assets and liabilities.

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

Considerable judgment is required in interpreting market data to develop estimates of fair value. The fair value estimates presented herein are not necessarily indicative of the amount that the Company or the debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Certificates of deposit, money market securities and tax-free municipal bonds with an initial maturity date of three months or less when purchased are classified as cash and cash equivalents on the accompanying unaudited Condensed Consolidated Balance Sheets. Municipal bonds and certificates of deposit with an initial maturity date greater than three months when purchased and a maturity of one year or less are classified as short-term investments on the accompanying unaudited Condensed Consolidated Balance Sheets.  As of September 28, 2013, municipal bonds in the amount of $666,000 were included in cash and cash equivalents.

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the accompanying unaudited Condensed Consolidated Balance Sheets.

The Company has determined the estimated fair value amounts of its financial instruments using available market information. The assets that are measured at fair value on a recurring basis as of September 28, 2013 and September 29, 2012, respectively, include the following:

	September 28,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Municipal Bonds	5,022	—	5,022	—

Total	$5,022	$—	$5,022	$—

	September 29,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Municipal Bonds	$12,520	$—	$12,520	$—
Money Market Funds	1,642	1,642	—	—
Certificates of Deposit	2,192	2,192	—	—

Total	$16,354	$3,834	$12,520	$—

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 43.0% and 37.3% for the thirteen weeks ended September 28, 2013 and September 29, 2012, respectively, and 26.8% and 37.8% for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively.  The increase for the thirteen weeks ended September 28, 2013 as compared to the thirteen weeks ended September 29, 2012 was primarily due to a permanent adjustment to the 2012 Federal and state income tax payments compared to the estimated tax provision. The decrease for the thirty-nine weeks ended September 28, 2013 was primarily the result of the nondeductible goodwill impairment related to the direct reporting unit recorded in the second quarter 2013 as a discrete item and from a discrete tax benefit in the 2012 Work Opportunity Tax Credit taken during the first quarter 2013, partially offset by the permanent adjustment to the 2012 Federal and state income tax payments compared to the estimated tax provision.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Amount computed using statutory rates	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.8	(10.2)	2.7	2.8
Impairment of goodwill	—	—	(14.3)	—
Other	4.2	12.5	3.4	—
Provision for income tax rate	43.0%	37.3%	26.8%	37.8%

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when they change as the result of the evaluation of new information. The Company has no uncertain tax positions which would result in a related income tax liability as of September 28, 2013.

4.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by former members of management and of the Board of Directors.  Included in that group is Beth Angelo, former Chief Merchandising Officer and Director, who formally separated from the Company in February 2013 but had a consulting agreement through August 2013.  The lease expires on October 1, 2016. The Company incurred rent expense of $368,000 and $361,000 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, related to this lease.

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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of September 28, 2013, are as follows:

Fiscal Year	(in thousands)
2013 Remaining	$6,960
2014	25,474
2015	23,582
2016	20,879
2017	16,305
Thereafter	24,063
Total	$117,263

6.                            Debt

On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company that provided for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows Branch Banking and Trust Company to increase the facility up to $20 million at its sole discretion.  The facility had an original maturity date of May 5, 2013.  The facility bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

On March 8, 2013, the Company renewed the Line of Credit Agreement; the renewed facility has a maturity date of March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.

As of September 28, 2013, the Company was in compliance with all covenants. The Company had no direct borrowings from the revolving credit facility as of September 28, 2013.

As of October 31, 2013, the Company had $5.0 million outstanding under the revolving Line of Credit.

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

Stock-based compensation expense of $2.2 million and $969,000, net of forfeitures, for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, is included in selling, general and administrative expenses and $(109,000) and $504,000 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, is included in cost of goods sold on the Company’s unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, was calculated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively:

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2013	2012
Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	64.50%	66.30%
Risk-free interest rate (3)	1.1%	1.0%
Expected annual dividend yield	0%	0%

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

A summary of stock option activity for the thirty-nine weeks ended September 28, 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				in ‘000s
Outstanding as of December 29, 2012	505,297	$13.21
Granted	612,151	9.10
Exercised (1)	(98,501)	3.32
Expired	(12,739)	18.76
Forfeited	(73,897)	16.82
Outstanding as of September 28, 2013	932,311	$11.19	8.93 years	$0
Exercisable as of September 28, 2013	145,286	$15.50	7.73 years	$0

(1) The fair value of options exercised during the thirty-nine weeks ended September 28, 2013 was $927,000.

A summary of the status of non-vested options awards as of September 28, 2013 including changes during the thirty-nine weeks ended September 28, 2013, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 29, 2012	331,832	$9.07
Granted	612,151	5.41
Vested	(83,061)	8.16
Forfeited	(73,897)	9.82
Nonvested as of September 28, 2013	787,025	$6.25

Total compensation cost related to non-vested stock option awards not yet recognized was $2.8 million as of September 28, 2013, and is expected to be recognized over a weighted-average remaining period of 3.3 years.

Restricted Stock Awards

A summary of the status of non-vested restricted stock awards as of September 28, 2013 including changes during the thirty-nine weeks ended September 28, 2013, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards as of December 29, 2012	61,075	$21.43
Granted	277,095	9.39
Vested (1)	(27,765)	16.42
Forfeited	(25,166)	21.41
Restricted stock awards as of September 28, 2013	285,239	$10.22

(1) The fair value of restricted stock awards vested during the thirty-nine weeks ended September 28, 2013 was $315,000.

As of September 28, 2013, unrecognized compensation expense of $1.9 million related to non-vested restricted stock awards is expected to be recognized over a weighted-average remaining period of 3.2 years.

8.                            Earnings Per Share

Net (loss) income per common share-basic is calculated by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Net (loss) income per common share-dilutive includes the determinants of basic (loss) income per common share plus the additional dilution for all potentially dilutive stock options and restricted stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing (loss) earnings per share and the effect on net (loss) income and the weighted-average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net (loss) income as reported	$(8,981)	$153	$(19,053)	$9,541
Net (loss) income attributable to common shareholders	$(8,981)	$153	$(19,053)	$9,541

Weighted-average basic common shares	16,363,633	16,205,845	16,318,046	16,169,953
Impact of dilutive shares
Stock options	—	92,886	—	167,872
Restricted stock	—	6,826	—	12,865
Weighted-average dilutive common shares	16,363,633	16,305,557	16,318,046	16,350,690

Per common share:
Net (loss) income per common share - basic	$(0.55)	$0.01	$(1.17)	$0.59
Net (loss) income per common share - dilutive	$(0.55)	$0.01	$(1.17)	$0.58

For the thirteen and thirty-nine weeks ended September 28, 2013, diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation as their effect is antidilutive. Common share equivalents of 48,239 and 67,122 shares were excluded from the computation of weighted-average diluted common share amounts for the thirteen and thirty-nine weeks ended September 28, 2013, respectively, that could potentially dilute basic earnings per share in the future.

Equity awards to purchase 377,344 shares of common stock for the thirteen and thirty-nine weeks ended September 29, 2012 were outstanding, but were not included in the computation of weighted-average diluted common share amounts as the effect of doing so would have been anti-dilutive.

9.                            Contingencies

The Company is involved in various routine legal proceedings incidental to the conduct of its business. In the opinion of management, based on the advice of external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Legal fees related to legal proceedings are included in selling, general, and administrative expenses in the unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income.

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against the Company and certain of the Company’s current and former officers and directors.  The amended complaint, filed on February 22, 2013, on behalf of persons who acquired the Company’s stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period.  The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.  The Company believes that the complaint lacks merit and intends to defend its position vigorously. The Company does not believe a potential loss can be estimated nor does the Company believe the outcome of the class action will have a material adverse effect on the business, financial statements or disclosures. The Company maintains insurance coverage to mitigate such risks and believes coverage limits are adequate to protect against a potential range of outcomes in the alleged class action matter.

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

Overview

Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com.  We target women in their late teens to early thirties from diverse cultural backgrounds, who seek the latest fashions at affordable prices and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central®, Sexy Stretch® and Lipstick® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to entice our customers to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.  Our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 provides additional information about our business, operations and financial condition.

As of September 28, 2013, the Company had 291 stores with an average size of approximately 4,251 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the thirty-nine weeks ended September 28, 2013, the Company opened 19 stores and closed 4.

How the Company Assesses the Performance of Our Business

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues; comparable store and non-comparable store sales; sales per square foot; direct sales through our catalog and e-commerce channels; gross profit margin; store contribution; selling, general and administrative expenses; earnings before interest, taxes, depreciation and amortization; net income; and earnings per share.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	81.7	68.3	72.7	67.2
Gross profit	18.3	31.7	27.3	32.8
Selling, general and administrative expenses	40.2	29.0	31.9	24.3
Depreciation	3.5	2.4	3.0	1.9
Impairment of long-lived assets	—	—	4.8	—
(Loss) income from operations	(25.4)	0.3	(12.4)	6.6
Interest income, net	—	—	—	—
Other (loss) income, net	(0.4)	0.1	0.3	—
(Loss) income before income taxes	(25.8)	0.4	(12.1)	6.6
Benefit (provision) for income taxes	11.1	(0.1)	3.2	(2.5)
Net (loss) income	(14.7)%	0.3%	(8.9)%	4.1%

Operating Data (unaudited):
Stores:
Comparable store sales change	(18.3)%	(11.9)%	(13.6)%	(6.7)%
Number of stores open at end of period	291	263	291	263
Sales per gross square foot (in whole dollars)	$45	$55	$158	$179
Average square feet per store	4,251	4,262	4,251	4,262
Total gross square feet at end of period (in thousands)	1,237	1,121	1,237	1,121
Direct:			0
Number of catalogs circulated (in thousands)	3,204	4,200	15,791	19,825

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

The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Stores at beginning of period	286	257	276	241
Stores opened during period	5	7	19	26
Stores closed during period	—	(1)	(4)	(4)
Stores at end of period	291	263	291	263

Thirteen weeks ended September 28, 2013 Compared to the Thirteen weeks ended September 29, 2012

	Thirteen Weeks Ended
	September 28,		September 29,
	2013		2012		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
Percentage of Net Revenues:	(Dollars in thousands)
Net revenues	$60,833	100.0%	$67,920	100.0%	$(7,087)	(10.4)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	49,692	81.7	46,399	68.3	3,293	7.1
Gross profit	11,141	18.3	21,521	31.7	(10,380)	(48.2)
Selling, general and administrative expenses	24,480	40.2	19,718	29.0	4,762	24.2
Depreciation	2,154	3.5	1,607	2.4	547	34.0
Impairment of long-lived assets	—	—	—	—	—	—
(Loss) income from operations	(15,493)	(25.4)	196	0.3	(15,689)	(8,004.6)
Interest income, net	2	—	3	—	(1)	(33.3)
Other (loss) income, net	(259)	(0.4)	45	0.1	(304)	(675.6)
(Loss) income before income taxes	(15,750)	(25.8)	244	0.4	(15,994)	(6,554.9)
Benefit (provision) for income taxes	6,769	11.1	(91)	(0.1)	6,860	—
Net (loss) income	$(8,981)	(14.7)%	$153	0.3%	$(9,134)	(5,969.9)%
Operating Data:
Revenues:
Stores	$55,725	91.6%	$62,006	91.3%	$(6,281)	(10.1)%
Direct	5,108	8.4	5,914	8.7	(806)	(13.6)
Net revenues	$60,833	100%	$67,920	100%	$(7,087)	(10.4)%

Net Revenues

Net revenues decreased by $7.1 million or 10.43433451% for the thirteen weeks ended September 28, 2013, as compared to the thirteen weeks ended September 29, 2012.

Store sales decreased $6.3 million, or 10.12966487%, for the thirteen weeks ended September 28, 2013, as compared to the thirteen weeks ended September 29, 2012. The decrease in store sales resulted primarily from a decrease in comparable store sales. Comparable store sales decreased $10.8 million, or 18.3%, for the thirteen weeks ended September 28, 2013, compared to a decrease of 11.9% for the thirteen weeks ended September 29, 2012. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year.  Non-comparable store sales increased $4.5 million for the thirteen weeks ended September 28, 2013, compared to the thirteen weeks ended September 29, 2012 as a result of the increase in the number of non-comparable stores from the prior period.

Direct business unit sales, including shipping and handling fees, decreased $806,000 or 13.62867771%, for the thirteen weeks ended September 28, 2013, from the thirteen weeks ended September 29, 2012.  The decrease in direct sales was primarily a result of a decrease in catalog circulation and a decrease in revenue per catalog.

Gross Profit

Gross profit decreased $10.4 million, or 48.23195948%, for the thirteen weeks ended September 28, 2013 as compared to the thirteen weeks ended September 29, 2012. As a percentage of net revenues, gross profit margin decreased by 1,340 basis points for the thirteen weeks ended September 28, 2013 as compared to the thirteen weeks ended September 29, 2012.  This decrease was attributable to a 990 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 350 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $4.8 million, or 24.15052237%, for the thirteen weeks ended September 28, 2013 as compared to the thirteen weeks ended September 29, 2012. This increase resulted in part from a $2.6 million, or 21.0% increase related to store operating expenses due primarily to the addition of 28 net stores, or a 10.6% store unit increase since September 29, 2012. As a percentage of net revenues, store operating expenses increased to 24.3% for the thirteen weeks ended September 28, 2013 as compared to 18.0% for the thirteen weeks ended September 29, 2012 primarily as a function of the decrease in net revenues per store.

The general and administrative expense component of selling, general and administrative expense increased $2.2 million for the thirteen weeks ended September 28, 2013 as compared to the thirteen weeks ended September 29, 2012. As a percentage of net revenues, general and administrative expenses increased to 16.0% for the thirteen weeks ended September 28, 2013 from 11.0% for the thirteen weeks ended September 29, 2012. Of the $2.2 million increase, $1.1 million was primarily driven by key corporate staffing additions.  The remaining $1.1 million increase was primarily related to e-commerce marketing initiatives, rent at the new distribution center, severance, and recruiting and relocation costs to fill key management positions, partially offset by a reduction in insurance, legal, and professional fees.

As a percentage of net revenues, selling, general and administrative expenses were 40.2% for the thirteen weeks ended September 28, 2013 and 29.0% for the thirteen weeks ended September 29, 2012 due to the reasons discussed above.

Depreciation Expense

Depreciation expense increased $547,000, or 34.0%, for the thirteen weeks ended September 28, 2013 as compared to the thirteen weeks ended September 29, 2012.  This increase was primarily due to capital expenditures related to new store construction and significant upgrades to our information technology systems, as well as the acceleration of depreciation for changes in the estimated useful lives of certain technology information systems, leasehold improvements, and furniture and fixtures in anticipation of our relocation to the new corporate headquarters and distribution center.  As a percentage of net revenues, depreciation increased 110 basis points to 3.5% for the thirteen week period ended September 28, 2013 from 2.4% for the thirteen week period ended September 29, 2012.

Interest Income, net

Interest income, net was $2,000 for the thirteen weeks ended September 28, 2013 and $3,000 for the thirteen weeks ended September 29, 2012 .

Other Income, net

Other income, net decreased $304,000 for the thirteen-weeks ended September 28, 2013 as compared to the thirteen weeks ended September 29, 2012 primarily as a result of a loss on disposal of fixed assets related to software for the direct business recorded during the thirteen-weeks ended September 28, 2013.

Benefit from (Provision for) Income Taxes

The net change in income taxes was $6.9 million from a provision for of $91,000 for the thirteen weeks ended September 29, 2012 to a benefit from of $6.8 million for the thirteen weeks ended September 28, 2013, which was attributable to a $16.0 million decrease in income before income taxes, and an increase in the effective tax rate to 43.0% in the thirteen weeks ended September 28, 2013 from 37.3% in the thirteen weeks ended September 29, 2012.

Net (Loss) Income

The change in net earnings was $9.1 million from a profit of $153,000 for the thirteen weeks ended September 29, 2012 to a loss of $9.0 million for the thirteen weeks ended September 28, 2013 due to the factors discussed above.

Thirty-nine weeks ended September 28, 2013 Compared to the Thirty-nine weeks ended September 29, 2012

	Thirty-Nine Weeks Ended
	September 28,		September 29,
	2013		2012		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Dollars in thousands)
Net revenues	$217,383	100.0%	$229,956	100.0%	$(12,573)	(5.5)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	157,977	72.7	154,440	67.2	3,537	2.3
Gross profit	59,406	27.3	75,516	32.8	(16,110)	(21.3)
Selling, general and administrative expenses	69,406	31.9	55,820	24.3	13,586	24.3
Depreciation	6,438	3.0	4,469	1.9	1,969	44.1
Impairment of long-lived assets	10,358	4.8	—	—	10,358	100.0
(Loss) income from operations	(26,796)	(12.4)	15,227	6.6	(42,023)	(276.0)
Interest income, net	11	—	10	—	1	10.0
Other income (loss), net	747	0.3	104	—	643	618.3
(Loss) income before income taxes	(26,038)	(12.1)	15,341	6.6	(41,379)	(269.7)
Benefit (provision) for income taxes	6,985	3.2	(5,800)	(2.5)	12,785	—
Net (loss) income	$(19,053)	(8.9)%	$9,541	4.1%	$(28,594)	(299.7)%
Operating Data:
Revenues:
Stores	$195,252	89.8%	$201,289	87.5%	$(6,037)	(3.0)%
Direct	22,131	10.2	28,667	12.5	(6,536)	(22.8)
Net revenues	$217,383	100%	$229,956	100%	$(12,573)	(5.5)%

Net Revenues

Net revenues decreased by $12.6 million or 5.5% for the thirty-nine weeks ended September 28, 2013, as compared to the thirty-nine weeks ended September 29, 2012.

Store sales decreased $6.0 million, or 3.0%, for the thirty-nine weeks ended September 28, 2013, as compared to the thirty-nine weeks ended September 29, 2012. The decrease in store sales resulted primarily from the decrease in comparable store sales. Comparable store sales decreased $25.8 million, or 13.6%, for the thirty-nine weeks ended September 28, 2013, compared to a decrease of 6.7% for the thirty-nine weeks ended September 29, 2012 The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year.  Non-comparable store sales increased by $19.8 million for the thirty-nine weeks ended September 28, 2013, compared to the thirty-nine weeks ended September 29, 2012 as a result of the increase in the number of non-comparable stores from the prior period.

Direct business unit sales, including shipping and handling fees, decreased $6.5 million, or 22.8%, for the thirty-nine weeks ended September 28, 2013, from the thirty-nine weeks ended September 29, 2012.  The decrease in direct sales was primarily a result of a decrease in catalog circulation and a decrease in revenue per book. The Company recognized an impairment of the goodwill associated with the direct business of $10.4 million for the thirty-nine weeks ended September 28, 2013.

Gross Profit

Gross profit decreased $16.1 million, or 21.3%, for the thirty-nine weeks ended September 28, 2013 as compared to the thirty-nine weeks ended September 29, 2012. As a percentage of net revenues, gross profit margin decreased by 550 basis points for the thirty-nine weeks ended September 28, 2013 as compared to the thirty-nine weeks ended September 29, 2012.  This decrease was attributable to a 380 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 170 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $13.6 million, or 24.3%, for the thirty-nine weeks ended September 28, 2013, as compared to the thirty-nine weeks ended September 29, 2012. This increase resulted in part from a $6.3 million, or 17.3%, increase related to store operating expenses due primarily to the addition of 28 net stores, or a 10.6% store unit increase since September 29, 2012. As a percentage of net revenues, store operating expenses increased to 19.7% for the thirty-nine weeks ended September 28, 2013 as compared to 15.9% for the thirty-nine weeks ended September 29, 2012.

The general and administrative expense component of selling, general and administrative expense increased $7.3 million for the thirty-nine weeks ended September 28, 2013 as compared to the thirty-nine weeks ended September 29, 2012. As a percentage of net revenues, general and administrative expenses increased to 12.3% for the thirty-nine weeks ended September 28, 2013 from 8.4% for the thirty-nine weeks ended September 29, 2012.  Of the $7.3 million increase, $2.7 million was primarily driven by corporate staffing additions necessary to support strategic initiatives and future growth.  The remaining $4.6 million increase was primarily related to e-commerce marketing initiatives, information technology initiatives, severance, relocations, rent, legal and professional expenses.

As a percentage of net revenues, selling, general and administrative expenses were 31.9% for the thirty-nine weeks ended September 28, 2013 and 24.3% for the thirty-nine weeks ended September 29, 2012 due to the reasons discussed above.

Depreciation Expense

Depreciation expense increased $2.0 million, or 44.1% for the thirty-nine weeks ended September 28, 2013 as compared to the thirty-nine weeks ended September 29, 2012.  This increase was primarily due to capital expenditures related to new store construction and significant upgrades to our information technology systems, as well as the acceleration of depreciation for changes in the estimated useful lives of certain technology information systems, leasehold improvements, and furniture and fixtures in anticipation of our relocation to the new corporate headquarters and distribution center.  As a percentage of net revenues, depreciation increased 110 basis points to 3.0% for the thirty-nine weeks ended September 28, 2013 from 1.9% for the thirty-nine weeks ended September 29, 2012.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $10.4 million for the thirty-nine weeks ended September 28, 2013 as described in footnote 1 in the unaudited Notes to Condensed Consolidated Financial Statements.

Interest Income, net

Interest income, net was $11,000 for the thirty-nine weeks ended September 28, 2013 and $10,000 for the thirty-nine weeks ended September 29, 2012.

Other Income, net

Other income, net increased $643,000 for the thirty-nine weeks ended September 28, 2013 as compared to the thirty-nine weeks ended September 29, 2012.  The Company recognized store merchandise credit breakage in the amount of $972,000 and $0 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, related to aged unredeemed store merchandise credits. The merchandise credit breakage was the result of a review of the statutory escheatment regulations for gift certificates and gift cards conducted during the period based on historical redemption patterns in the two years since termination of the program during the second quarter 2013. The increase from the store merchandise credit breakage was partially offset by a $422,000 loss on disposal of fixed assets primarily related to software for the direct business recorded during the third quarter 2013.

Benefit from (Provision for) Income Taxes

The net change in income taxes was $12.8 million from a provision for of $5.8 million for the thirty-nine weeks ended September 29, 2012 to a benefit from of $7.0 million for the thirty-nine weeks ended September 28, 2013, which was attributable to a $41.4 million decrease in income before income taxes, and a decrease in the effective tax rate to 26.8% in the thirty-nine weeks ended September 28, 2013 from 37.8% in the thirty-nine weeks ended September 29, 2012.  The decrease for the thirty-nine weeks ended September 28, 2013 was primarily the result of the nondeductible goodwill impairment related to the direct reporting unit recorded in the second quarter 2013 as a discrete item and from a discrete tax benefit in the 2012 Work Opportunity Tax Credit taken during the first quarter 2013, partially offset by the permanent adjustment to the 2012 Federal and state income tax payments compared to the estimated tax provision.

Net (Loss) Income

The change in net earnings was $28.6 million from a profit of $9.5 million for the thirty-nine weeks ended September 29, 2012 to a loss of $19.1 million for the thirty-nine weeks ended September 28, 2013 due to the factors discussed above.

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

Net working capital was $29.7 million as of September 28, 2013 as compared to $40.8 million as of September 29, 2012. The most significant component in our $11.1 million decrease in net working capital year over year resulted from a $17.0 million decrease in cash and cash equivalents and short-term investments, partially offset by a $4.7 million increase in prepaid expenses and an increase in inventory, net of merchandise accounts payable, of $1.6 million.

Cash and cash equivalents and short-term investments decreased primarily as a result of the decrease in net revenues, capital expenditures related to 28 net new store openings, capital expenditures related to information technology projects and construction for the new distribution center and corporate headquarters. The increase in prepaid expenses was primarily due to an income tax receivable of $9.4 million for the thirty-nine weeks ended September 28, 2013 as compared to an income tax receivable of $2.7 million for the thirty-nine weeks ended September 29, 2012, partially offset by a $2.9 million decrease in prepaid rent expense. The increase in inventory, net of merchandise accounts payable, was primarily the result of opening 28 net new stores year over year, partially offset by a decrease of 12.4% per average store inventory year over year.

	Thirty-Nine Weeks Ended
	September 28,	September 29,
	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	(8,654)	7,231
Net cash used in investing activities	(17,212)	(27,839)
Net cash provided by financing activities	327	1,294
Net decrease in cash and cash equivalents	$(25,539)	$(19,314)

Operating Activities

Net cash used in operating activities for the thirty-nine weeks ended September 28, 2013 was $8.7 million as compared to net cash provided by operating activities of $7.2 million for the thirty-nine weeks ended September 29, 2012. Cash receipts from customers were $217.4 million for the thirty-nine weeks ended September 28, 2013 as compared to $230.0 million for the thirty-nine weeks ended September 29, 2012. This decrease was primarily the result of a decrease in the number of sales transactions and a decrease in the average unit retail related to increased markdowns taken during 2013 to reduce slow-moving inventory. Cash payments to our merchandise vendors increased to $135.4 million from $127.9 million, or 5.9%, for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, primarily as a result of opening 28 net new stores year over year.

Cash paid to employees increased to $46.8 million from $40.6 million, or 15.4%, for the thirty-nine week periods ended September 28, 2013 and September 29, 2012, respectively, as a result of opening 28 net new stores year over year, severance payments, and costs associated with the recruiting and relocation of key members of management.

Cash paid for operating expenses, excluding cash paid to employees, increased to $58.7 million from $52.8 million, or 11.2%, for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively, as a primarily as a result of a $2.1 million increase in rent expense from opening 28 net new stores year over year, $1.9 million increase related to advertising and sales promotions, and $1.2 million increase in travel expenses.

Cash paid for income taxes decreased to $174,000 from $8.2 million for the thirty-nine week periods ended September 28, 2013 and September 29, 2012, respectively, as a result of the change in pre-tax earnings from a profit of $15.3 million for the thirty-nine weeks ended September 29, 2012 to a loss of $26.0 million for the thirty-nine weeks ended September 28, 2013.

Investing Activities

Net cash used for purchases of property and equipment decreased to $12.7 million from $13.2 million, or 3.4%, for the thirty-nine week periods ended September 28, 2013 and September 29, 2012, respectively, as a result of the decrease in net new store opening from 15 for the thirty-nine weeks ended September 28, 2013 as compared to 22 net new stores for the thirty-nine weeks ended September 29, 2012, partially offset by expenditures related to information technology projects and the relocation of the distribution center and corporation headquarters. Net cash used for purchases of short-term investments, net of maturities and proceeds from sales of short-term investments decreased by $10.0 million resulting primarily from the decrease in cash from operations.

Financing Activities

Financing activities consist primarily of proceeds from the issuance of stock options and tax benefits from stock-based award activities.  For the thirty-nine weeks ended September 28, 2013, net cash provided by financing activities decreased $1.0 million as compared to the thirty-nine weeks ended September 29, 2012, primarily attributable to a $751,000 decrease in tax benefits from stock-based compensation.

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

On March 8, 2013, we renewed the Line of Credit Agreement and extended the maturity date to March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.  As of September 28, 2013, we had no outstanding borrowings under this line of credit facility and were in compliance with all covenants.

As of October 31, 2013, we had $5 million outstanding under the revolving Line of Credit.

On October 9, 2013, we signed a non-binding Letter of Intent for a $20.0 million working capital Line of Credit. The proposal is currently in the due diligence phase and the Line of Credit agreement is expected to be executed in December 2013.

Outlook

Our short-term and long-term liquidity needs arise primarily from working capital requirements and capital expenditures associated with our growth strategy. Our current forecasts indicate that our cash position, net cash provided by operating activities and availability under the Line of Credit Agreement should be adequate to finance our working capital needs for at least the next twelve months.  Forecasts include strategic growth initiatives centered on merchandise content and customer messaging, between our stores and direct business, as well as expectations of modest improvements in comparable store sales trends. If these growth strategies are not achieved, we may require additional financing to provide sufficient cash flows to support operations and growth initiatives.

Additionally, we are in discussions with several banks and equipment lessors to increase our working capital line of credit capacity and to finance the major capital expenditures surrounding information technology and the relocation of the distribution center and corporate headquarters, however there can be no assurance that such financing will be available to us. If any or all of the proposed financing arrangements do not close, or do not close timely, some or all of these projects may be delayed. We intend to spend approximately $10.0 million to $12.0 million related to the relocation of the distribution center and the corporate offices, and approximately $6.0 million to $7.0 million to upgrade our core information technology systems in total to complete our major capital projects. These investments are designed to provide improved support of our current operations and better position us for future growth. Lastly, we have taken steps to reduce selling, general, and administrative expenses by a $5.0 million annual run rate primarily through the reduction of corporate staff, store payroll, and store non-payroll related expenses.

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

New Accounting Standards

Refer to Note 1 of the unaudited Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Refer to Note 9 of the unaudited Condensed Consolidated Financial Statements.

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
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2013

BODY CENTRAL CORP.

By:	/s/ Brian Woolf
Brian Woolf
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)