Form 10-K
period 2013-12-28
BODY CENTRAL CORP
filed 2014-03-27
CIK 1379246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 28, 2013
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
(Title of Class)

The NASDAQ Stock Market LLC
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
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒
 As of June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock, par value $0.001 per share held by non-affiliates, was $218,658,136.

The number of shares outstanding of the registrant’s common stock as of March 17, 2014 was 16,615,513.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2014 (hereinafter referred to as the 2014 Proxy Statement) are incorporated by reference into Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as "aim," "anticipate," "assume," "believe," "could," "due," "estimate," "expect," "goal," "intend," "may," "objective," "plan," "potential," "positioned," "predict," "should," "target," "will," "would," and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected; some important factors include, but are not limited to:

•	expectations regarding our ability to continue as a going concern;

•	our ability to obtain financing or to generate sufficient cash flows to support operations;

•	our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	the dislocation of customers that may occur as a result of strategic changes to marketing or merchandise selections;

•	failure to successfully execute marketing initiatives to drive core customers into our stores and to our website;

•	failure to successfully execute our growth strategy;

•	changes in consumer spending and general economic conditions;

•changes in Federal and state tax policy on our customers;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	failure of our stores to achieve sales and operating levels consistent with our expectations;

•	failure to successfully execute our direct business segment initiatives;

•	our dependence on a strong brand image;

•	failure of our information technology systems to support our business;

•	failure to successfully integrate new information technology systems to support our business;

•	our dependence upon key executive management or our inability to hire or retain additional personnel;

•	disruptions in our supply chain and distribution facility;

•	disruptions in our operations due to the transition to our new distribution center and corporate office;

•	our reliance upon independent third-party transportation providers for all of our product shipments;

•	hurricanes, natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	the seasonality of our business;

•	increases in the costs of fuel, or other energy, transportation or utilities costs as well as in the costs of raw materials, labor and employment;

•	the impact of governmental laws and regulations, including tax policy, and the outcomes of legal proceedings;

•	restrictions imposed by lease obligations on our current and future operations;

•	our failure to maintain effective internal controls; and

•	our inability to protect our trademarks or other intellectual property rights.

Body Central Corp. (herein “we”, “our”, “us,” or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, refer to “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART 1.
ITEM 1.    BUSINESS
Overview
Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com.  We target women in their late teens to mid-thirties from diverse cultural backgrounds, who seek the latest fashions at affordable prices and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, lingerie, accessories and shoes sold primarily under our exclusive Body Central®, Sexy Stretch®, and Lipstick Lingerie® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to entice our customers to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.
Growth Strategy
Our growth strategy to increase revenues, capture market share and drive net income growth is as follows:

•
Expand Operating Margin. As we grow, we believe we can improve our operating margin over the long term. We expect to leverage our infrastructure and buying power and streamline processes through recent upgrades of our point-of-sale system, payroll management system, direct business system, and warehouse management systems. In addition, we intend to continue to refine our inventory disciplines and upgrade information technology over time to enhance our productivity.

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

•
Expand Our Store Base Over the Long Term. We believe our concept has broad appeal and significant long-term expansion opportunity. With 294 stores in 28 states as of December 28, 2013, there is considerable opportunity to expand in existing and adjacent markets. We opened 22 stores and closed 4 stores in fiscal year 2013. Although we may not open any new stores during the 2014 fiscal year as a result of negative cash flows from operations in 2013, we have identified locations for expansion in 2015, or at such time as we are able to generate sufficient cash flows from operations.

Products
We offer a broad selection of apparel and accessories targeted to young women who seek the latest fashions and a flattering fit at value prices. The majority of our products are sold under our exclusive Body Central®, Sexy Stretch®, and Lipstick Lingerie® labels. We also sell a select assortment of branded merchandise, primarily denim, to complement our private label merchandise.
Our products are presented to emphasize coordinated outfits. Our assortment of tops, dresses, bottoms, jewelry, accessories and shoes fits the many lifestyles of our customers - casual, club, dressy and active. The majority of our products are priced under $20 and we believe represent significant value. We strategically price some of our best-selling tops and our jewelry to drive customer traffic. The table below indicates our product mix as a percentage of store net sales as of the fiscal year end.

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Apparel	74.7%	75.6%	75.7%
Accessories	25.3	24.4	24.3
Total	100.0%	100.0%	100.0%

Merchandising Organization

Our merchandising team seeks to identify current fashion trends and merchandise consistent with our brand image. Rather we focus on quickly adapting to the latest trends to provide the right merchandise at value prices every day. Our merchandising team consists of our general merchandising manager, buyers, assistant buyers, and our planning and allocation team organized by product category as well as a team focused on our direct business. Our merchandising team is responsible for selecting and sourcing our product assortments, managing inventory levels and allocating merchandise to stores. We build our product assortments after careful review and consideration and select products that can be displayed in our stores in a coordinated manner to encourage our customers to purchase complete outfits.

Sourcing

We do not own or operate any manufacturing facilities and we buy our merchandise from third-party vendors on an order-by-order basis. We have relationships with approximately 225 U.S. vendors. Our top 10 vendors sourced approximately 41.5% of our merchandise in fiscal year 2013, with our two largest vendors collectively representing approximately 19.1%. We maintain a large vendor network, which gives us access to a broad variety of merchandise from a multitude of designers and vendors at competitive prices. We believe our vendors view us as an important retail partner given our scale and market position.

Every vendor that supplies our merchandise is required to adhere to our vendor manual, which is designed to ensure that our vendor’s business is conducted in a legal, ethical and responsible manner. Our vendor manual requires that each of our suppliers operates in compliance with applicable local wage, benefit, working hours and other local laws, and forbids the use of practices such as child labor or forced labor.

Sales Channels

We conduct business through two primary sales channels: retail stores and direct, which consists of the Body Central catalog and our website, www.bodycentral.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report on Form 10-K.

Stores

For fiscal year 2013, our stores generated net sales of $254.7 million, which represented 89.8% of our total net revenues.

As of December 28, 2013, we had 294 retail stores operating under the names Body Central and Body Shop in 28 states, located primarily in the South, Southwest, Mid-Atlantic and Midwest. The majority of our stores range in size from 3,300 to 5,200 square feet, with an average of approximately 4,248 square feet. Our stores have historically been located in regional malls and lifestyle centers in small, medium and large markets. The nature of our fashion merchandise enables us to be successful in markets across hot, warm and cold climates.

The following store list shows the number of stores we operated in each state as of December 28, 2013:

State	Number of Stores	State	Number of Stores
Alabama	11	Mississippi	7
Arkansas	5	Missouri	8
Delaware	3	New Jersey	3
Florida	32	New Mexico	2
Georgia	23	North Carolina	14
Illinois	12	Ohio	15
Indiana	12	Oklahoma	4
Iowa	1	Pennsylvania	20
Kansas	5	South Carolina	9
Kentucky	8	Tennessee	10
Louisiana	12	Texas	39
Maryland	10	Virginia	13
Michigan	7	West Virginia	1
Minnesota	2	Wisconsin	6
		Total	294

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

Site Selection and Store Growth

In selecting a location for a new store, we target malls as well as lifestyle, power and outlet centers in areas with suitable demographics and where similar fashion retailers have performed well. We have a real estate committee that follows a disciplined approach to analyze factors that include mall productivity, mall-specific competitive environment, average sales of fast fashion retailers and the configuration of available space for potential new store locations. We seek prominent locations in high-traffic areas of the mall in close proximity to other retailers targeting young women. We have found that when we have locations in malls with certain key competitors our net sales in those stores typically exceed the net sales of stores that are not located in proximity to those key competitors. Our flexible store format allows us to utilize both new and second-generation retail locations. We also evaluate new store locations based on projected sales, anticipated capital investment and estimated store level contribution which satisfies our targeted return threshold. We negotiate leases with a variety of term lengths, most of which have early termination rights held by us if certain sales goals are not achieved.

Although we may not open any new stores in fiscal 2014, opening new stores is an important part of our long-term growth strategy. Purchases of apparel and accessories are sensitive to a number of factors that influence the levels of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence. Our business is somewhat seasonal and as a result, our revenues fluctuate. Net revenues generated during the first quarter and the holiday selling season generally contribute to the relatively higher first quarter and fourth quarter net income. However, our revenues in any given quarter can be affected by timing of holidays, the weather and other external factors beyond our control.
We seek to optimize our existing store base by relocating or closing stores that are underperforming, as well as remodeling our older stores. In fiscal year 2013, we closed 4 stores and relocated 4 stores. As of March 17, 2014, we have closed twelve underperforming stores during 2014 and have plans to close an additional five stores during the remainder of fiscal 2014. Although we may not open any new stores in 2014, we have identified locations for expansion in 2015.

The table below highlights certain information regarding our new store openings, store closings, relocations and remodels as of the fiscal year end for each of the years indicated below:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Stores at beginning of period	276	241	209
Stores opened during period	22	39	33
Stores closed during period	(4)	(4)	(1)
Stores at end of period	294	276	241
Relocated Stores	4	3	3

Direct

We offer direct sales through our catalogs and through our e-commerce website, www.bodycentral.com, which accepts orders directly from our customers. Direct sales are not included in our comparable store sales.
For fiscal year 2013, our direct business generated revenues of $28.9 million, or 10.2% of our net revenues.

We obtain customer information from both catalog and Internet customers as well as mail and email customer lists that we purchase. We currently have a database containing approximately 2.4 million mailing addresses and approximately 3.7 million email addresses. Additionally, during 2013, we implemented a text messaging campaign; we currently have a database containing approximately 325,000 text recipients.

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

Marketing and Advertising

While our products appeal to women of varying ages and diverse backgrounds, our core customer is a young woman in her late teens to mid-thirties who enjoys shopping for the latest fashions. According to the U.S. Census Bureau, there were estimated to be approximately 37.8 million women as of July 2012 between the ages of 18 to 34. Our target customer represents a growing segment of the U.S. population and we believe that she spends a higher proportion of her income on fashion than the general population.

Our marketing approach aims to increase customer traffic and build brand image. We use catalog distribution, email and text message communications, in-store graphics, our website and social networking platforms, such as Facebook and Twitter, to achieve our marketing goals. We believe that in order to serve the customer better, we have to communicate our brand clearly through our merchandise assortment, marketing programs, and across our retail catalog and e-commerce channels. We often coordinate marketing efforts with the malls and shopping centers in which our stores are located.

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

In January 2013, we signed a lease to occupy a larger, more modern distribution facility. The facility will provide greater functionality to support enhanced inventory management capabilities and sales growth. We intend to transition to the new distribution center and corporate headquarters over the next 24 months, or at such time as we are able to generate sufficient cash flows from operations, or obtain additional equity or debt financing at satisfactory terms.

Information Technology Systems

Our information technology systems provide support and information to our management team. We use a combination of customized and industry-standard software systems to support the following functions:

•	store point-of-sale;

•	e-commerce and catalog;

•	inventory management; and

•	financial reporting.

In fiscal year 2013, we installed several new systems to enhance our store labor scheduling and loss prevention systems. Our new loss prevention system broadens the scope of our loss prevention capabilities. We also have begun implementation to replace our existing inventory management system, our warehouse management system, and our accounting and reporting system and we expect these systems to be placed into production as we move to our new distribution center and corporate headquarters. We believe the implementation of these systems will allow us to better streamline our operations and reporting and better position ourselves to support our long-term growth and earnings objectives. We believe the e-commerce component of our direct business is a key component to our overall brand proposition, the consumer experience and our corporate strategy to unify our sales channels through more integrated systems, content consistency and cross-channel marketing.  We intend to transition to the new distribution center and corporate headquarters over the next 24 months, or at such time as we are able to generate sufficient cash flows from operations, or obtain additional equity or debt financing on satisfactory terms in excess of our working capital requirements.

Competition

The specialty apparel retail market is highly competitive. We compete primarily with other specialty retailers and e-commerce and catalog businesses that specialize in women’s apparel and accessories targeting customers in their late teens to mid-thirties. We believe the principal basis upon which we compete is by offering quality, current fashions at value prices. We believe that our success is also dependent on our in-store experience, our Body Central brand, our current fashions and desirable store locations.

Our success depends in part on our ability to respond quickly to fashion trends so that we can meet the changing demands of our customers. We believe our competitors include other specialty retailers such as Forever 21, Wet Seal, rue21 and Charlotte Russe. Our market is highly competitive and many of these retailers have substantially greater name recognition, as well as financial, marketing, and other resources, and devote greater resources to the sale of their products than we do. We may face new competitors and increased competition in existing markets which could have a negative impact on our ability to execute our long-term growth strategy.

Intellectual Property

We have registered trademarks with the U.S. Patent and Trademark Office, including Body Central®, Sexy Stretch®, and Lipstick Lingerie®. In addition, we own domain names, including www.bodycentral.com and www.bodyc.com, and registered copyright rights in our website content. We believe our material trademarks have value, and we protect them against infringement. We will continue to file new applications as appropriate to protect our intellectual property rights.

In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which is a cosmetics and beauty store. We are not affiliated with this company. In 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women’s apparel and apparel accessories. Under the terms of this license agreement, we granted an exclusive, royalty-free license to the cosmetics and beauty store company to use our ‘‘Body Shop’’ mark for its business as follows: as a service mark for mail order retail sales of t-shirts and sweatshirts in 49 states and territories and of other apparel in 38 states and territories; as a service mark for retail store sales of apparel in 38 states and territories; and as a trademark for apparel in 38 states and territories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our ‘‘Body Shop’’ mark in our stores located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. We currently operate under the Body Central banner and, in a minority of stores in certain states, we operate under the Body Shop banner. Our current business is focused on developing the Body Central®, Sexy Stretch®, and Lipstick Lingerie® brands and we are moving away from the use of the Body Shop name in our stores. We currently operate five stores under the Body Shop banner, and expect that this number will decline as we remodel or update older stores and transition to Body Central signs and banners.

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

Employees

As of March 17, 2014, we had approximately 3,901 total employees. Out of our total employees, approximately 203 were based at our corporate headquarters in Jacksonville, Florida, and approximately 3,698 were store employees. We had approximately 977 full-time employees and approximately 2,924 part-time employees, the latter of whom are primarily store employees. None of our employees are represented by a labor union, and we have had no labor-related work stoppages as of March 17, 2014. Our relationship with our employees is a key to our success, and we believe that relationship is in good standing.

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

Available Information

We make available free of charge on our Internet website, www.bodycentral.com, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after filing such material electronically with, or otherwise furnishing it to, the Securities and Exchange Commission (the “SEC”). These materials may also be obtained free of charge at the web site maintained by the SEC at www.sec.gov.

The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

ITEM 1A.    RISK FACTORS

Investors should be aware that our business is subject to various risks, including the risks described below. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The trading price of our common stock could decline due to any of these risks, and investors may lose all or part of any investment. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including the risks faced by us described below and included elsewhere.
Risks Related to Our Liquidity and Indebtedness
Due to our recent results of operations, we may not be able to continue as a going concern.
We incurred a loss from operations of $53.4 million in the fiscal year ended December 28, 2013 and had negative cash flow from operations of $13.6 million as of December 28, 2013. Our results of operations, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including material merchandise markdowns taken during the second half of fiscal 2013 to clear slow moving inventory resulting from our failure to anticipate our target customers' preferences and demand level, competitive industry conditions, and the state of the macro economy and more specifically, the fashion retail sector. We believe that these factors may continue to have a negative impact on our business. These conditions, and their continued negative impact on our liquidity, raise substantial doubt about our ability to continue as a going concern under applicable authoritative literature. For this purpose, we assume that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans. Refer to Note 1, Basis of Consolidation included in the consolidated financial statements for additional disclosures.
We may not be able to execute our business plans or meet our obligations.
We have historically relied on cash flows from operations to meet our cash flow requirements for continued operations and capital projects. We had cash available of $16.5 million and total net working capital of $24.0 million as of December 28, 2013. We believe that our current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund our current business plan and meet our obligations through fiscal 2014 if we are successful in executing our business plan; however, our ability to continue to fund operations and meet our obligations is largely dependent on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand.
Our future viability is dependent on our ability to execute these plans successfully. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, if we cannot meet our capital needs using cash on hand and cash from operations, in addition to the actions described in further detail below, we will have to take actions such as modifying our business plan to reduce capital investments, pursuing additional external liquidity generating events, and seeking additional financing to the extent available, and further delaying non-essential capital expenditures.
Our current business plan assumes that our operating cash in-flows will improve in the second half of 2014 as a result of changes to our merchandising strategy which focuses on the allocation of product assortment and better managing inventory levels to sales trends. We do not anticipate opening any new stores in fiscal 2014, so if our future comparable store sales continue to decline or do not improve consistent with our forecasts and/or our direct business does not improve from the prior year, our cash flows could be materially adversely affected. The success of these initiatives is largely dependent on a variety of factors, one of which is fashion trends. It is critical for us to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand. Our failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including our ability to generate positive cash flows from operations, and consequently, our ability to fund operations, to obtain additional financing, and to repay our financing obligations.
In addition to our sales and inventory planning and management initiatives, we have taken several other actions to increase our liquidity which we believe should be adequate to finance our working capital needs through 2014, if we are successful in executing our business plan. Actions have included cost reductions such as closing underperforming stores, headcount reductions, and delaying non-essential capital projects until such time as we are able to generate sufficient cash flows from operations to fund these capital expenditures. Subsequent to the fiscal year ended December 28, 2013, our actions have included the following:

•	We closed twelve underperforming stores between December 29, 2013 and March 17, 2014, and we intend to close another five stores during the remainder of fiscal year 2014.

•
We filed a refund request for Federal income taxes paid in 2013 and filed amended returns to carryback net operating losses and recovered a portion of taxes paid in 2012 and 2011. Total income tax refunds received as of March 17, 2014 were $13.9 million.

•
On February 6, 2014, we entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal Financial LLC, as administrative and collateral agent which provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million drawn on the closing date, drawn against eligible account receivables and inventory, and a revolving credit facility of up to $5.0 million, subject to borrowing base availability and other conditions, that was not drawn upon on the closing date. Additionally, the Credit Facility Agreement provides for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of our assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire its prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.

The Credit Facility Agreement includes terms and conditions for cash dominion events which may be triggered by any of the following: (1) the occurrence and continuance of any event of default, (2) outstanding borrowings under the revolving credit facility, or (3) a failure by us to maintain unrestricted cash in an amount of at least $6.5 million for three consecutive business days or $3.5 million at any time. Refer to note 14 Subsequent Events for further disclosure regarding the new credit facility.
The credit facility contains standard terms and conditions related to events of default, including a cross default to other indebtedness such as sale-leaseback and other lease financings, which are subject to specific thresholds and, in certain cases, cure periods. If an event of default occurs and is continuing under the Credit Facility Agreement, the lenders thereunder may, among other things, terminate their obligations to lend under the Credit Facility Agreement and require us to repay all amounts owed under the credit facilities.
As of March 22, 2014, we had cash of $20.1 million including $12.0 million drawn against eligible account receivables and inventory in our borrowing base collateral.
We are currently seeking additional financing under sale-leaseback arrangements for capital expenditures related to the new distribution center and corporate headquarters incurred during 2013 which will increase our working capital and potentially fund the completion of the new facility. Should we not obtain this financing, the project will continue to be postponed until such time that we generate positive cash flows from operations or can obtain other financing.
Due to the inherent uncertainties in making estimates and assumptions in our forecast, there can be no assurance that the Company will be able to execute on its strategic initiatives. Therefore, if our operations underperform to our forecasted results, our financial position, results of operations, and cash flows may be materially adversely impacted. There are additional factors which are not necessarily within our control such as competition, vendor or other payment demands, current national and regional economic conditions and weather which could negatively impact our forecast and have a material adverse effect on our cash flows.
If we cannot meet our capital needs using cash on hand and cash from operations, we may have to take additional actions such as additional headcount reductions, modifying our business plan to close additional stores as lease terms end, seeking additional financing to the extent available, and further reducing and/or delaying capital expenditures. Incurring additional debt, however, will increase our capital requirements for debt service, and there can be no assurance that we will be able to obtain financing on terms and conditions satisfactory to us, or at all.
We need significant working capital to fund our operations and capital expenditures.
Payments under our store leases and the lease of our corporate headquarters and distribution center, as well as personnel costs, account for a significant portion of our operating expenses. If our performance does not generate sufficient cash flows from operations to fund our business plans, we may need to incur additional indebtedness or may need to seek additional equity or debt financing. If additional equity or debt financing is not available to us on satisfactory terms, or at all, our ability to run and potentially expand our business would be curtailed and we may need to delay the implementation of certain systems, further delay the opening of our new distribution center, or further delay the move to our new corporate headquarters. Also, we may not have enough cash on hand to fund any operating shortfalls, which could result in our inability to continue operations.
Any borrowings under our line of credit and any future debt financing will require interest payments and need to be repaid or refinanced, and would create additional cash demands and financial risk for us. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain the necessary funds. We do not know if we would be able to take any of the actions on a timely basis, on terms satisfactory to us, or at all. Any indebtedness we might incur in the future may contain covenants that restrict our ability to incur additional debt, invest in the long-term growth of our store base, or to otherwise impact the value of our common stock.
Risks Related to Our Business
Our success depends on our ability to anticipate, identify and respond quickly to changing fashion trends.
Our core market, apparel and accessories for women in their late teens, twenties, and thirties, is subject to rapidly shifting fashion trends, customer tastes and demands. Accordingly, our success is heavily dependent on our ability to anticipate, identify and capitalize on the latest fashion trends and respond to rapidly changing customer demands, including merchandise, styles and materials that will appeal and be saleable to our customers.
Our Planning and Allocation department and our merchandising team, are primarily responsible for performing this analysis and making product purchase decisions. Our failure to anticipate, identify or react swiftly to changes in styles, trends or desired image preferences, or to anticipate demand, is likely to lead to lower demand for our merchandise, which could cause, among other things, sales declines, excess inventories and a greater number of markdowns. If we do not accurately forecast fashion trends and sales levels, our business, financial condition and results of operations will be adversely affected.
Our business is sensitive to consumer spending and economic conditions.
The United States apparel industry is subject to cyclical variations, recessions in the general economy and uncertainties regarding future economic prospects that affect consumer spending habits, all of which could negatively impact our business overall and specifically our sales, gross margins and profitability. Consumer purchases of apparel, accessories and particularly discretionary retail items, including our fashion merchandise, may be adversely affected by economic conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices and consumer confidence with respect to current and future economic conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. These risks may be exacerbated for retailers like us that focus significantly on selling discretionary fashion merchandise. Consumer willingness to make discretionary purchases may decline, may stall, or may be slow to increase due to national and regional economic conditions. Our financial performance is particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores, such as Florida, Texas, Pennsylvania and Georgia. Future slowdowns or disruptions in the economy could adversely affect mall traffic and new mall and shopping center development and could materially and adversely affect us and our long-term growth plans.
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
If our future comparable store sales continue to decline or do not improve consistent with our forecasts, our profitability could be negatively impacted. In addition, the comparable store sales results have fluctuated in the past and can be expected to fluctuate in the future. A variety of factors affect comparable store sales, including fashion trends, competition, current national and regional economic conditions, pricing, changes in our merchandise mix, inventory shrinkage, the success of our marketing programs, holiday timing and weather conditions.

We have strategic initiatives which are centered on a more consistent and singular approach to branding, merchandise content and customer messaging, between our stores and direct business. If these strategies are not achieved, we could experience continued negative operating cash flows.
Our ability to attract customers to our stores that are located in regional malls and other shopping centers and venues depends heavily on the success of the malls and centers in which our stores are located.
Our stores are principally located in regional malls, with some in outlet, lifestyle and power centers. Net sales at our stores are derived, to a significant degree, from the volume of traffic in those malls and centers and the surrounding areas. Our stores benefit from the ability of adjacent tenants to generate consumer traffic near our stores and the continuing popularity of the regional malls and outlet, lifestyle and power centers as shopping destinations. Our sales volume and traffic may be adversely affected by, among other things, economic downturns nationally or regionally, high fuel prices, increased competition, unfavorable weather conditions, changes in consumer demographics, a decrease in popularity of malls generally or of particular malls in which our stores are located. A reduction in customer traffic as a result of these or any other factors, or our inability to obtain or maintain desirable store locations within malls, could have a material adverse effect on our business. In addition, store closings in malls, particularly stores that attract similar customers, or deteriorations in the financial condition of mall operators could limit their ability to finance our tenant improvements, which would have an adverse impact on our ability to open profitable stores.
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
We rely on word-of-mouth, foot traffic, catalogs, email and text message blasts to capture the interest of our customers and drive them to our stores and website. We do not use traditional advertising channels, such as newspapers, magazines, billboards, television and radio, which are used by some of our competitors. We expect to increase our use of social media, such as Facebook and Twitter, in the future. If our marketing efforts are not successful, there may be no immediately available alternative marketing channel for us to build or maintain brand awareness.
Our ability to obtain merchandise quickly and at competitive prices could suffer as a result of any deterioration or change in our vendor relationships or their businesses.
We do not own or operate any manufacturing facilities. Instead, we purchase all of our merchandise from third-party vendors. Two of our vendors collectively accounted for approximately 19.1% of our purchases in fiscal year 2013. Our business and financial performance depend in large part on our ability to quickly evaluate merchandise for style and fit and also to test and purchase a wide array of desired merchandise from our vendors at competitive prices and in the quantities we require. We generally operate without long-term purchase contracts or other contractual guarantees.
We typically have averaged up to 30 days to pay our merchandise vendors. However, our payment terms below this average subsequent to the fiscal year ended December 28, 2013. If payment terms deteriorate beyond that assumed in our 2014 forecast, and consequently our payment terms were to significantly change, it could have a material adverse effect on our ability to fund operations.
The benefits we currently experience from our vendor relationships could be adversely affected if a sufficient number of our vendors:

•	choose to stop providing merchandise samples to us or otherwise discontinue selling products to us;

•	raise the prices they charge to a level such that we are unable to sell merchandise at prices that make sense for us and our customers;

•	change pricing terms or adversely change the quality of the materials or craftsmanship utilized;

•	change payment terms, reduce credit limits and/or require payment in advance;

•	reduce our access to styles, brands and products by entering into broad exclusivity arrangements with our competitors or otherwise in the marketplace;

•	sell similar products to our competitors with similar or better pricing; or

•	initiate or expand sales of apparel and accessories to retail customers directly through their own stores, catalogs or on the Internet and compete with us directly.
Market and economic events that adversely impact our vendors could impair our ability to obtain merchandise in sufficient quantities and at competitive prices. For instance, the cost of cotton may increase. An increase could cause our vendors to increase their prices, which could impact the prices we charge and our results of operations. We historically have established good working relationships with many small-to-mid-size vendors that often have more limited resources, production capacities and operating histories. Many of these vendors rely on credit from third parties such as factoring companies. If the credit relationships of our vendors should change, we may be required to pay for merchandise from our vendors earlier than our historical practice. As we grow and need greater amounts of inventory, we may need to develop new relationships with larger vendors as our current vendors may be unable to supply us with needed quantities. We may not be able to find similar products on the same terms from larger vendors. If we are unable to acquire suitable merchandise in sufficient quantities and at acceptable prices due to the loss of, or a deterioration or change in our relationship with, our vendors or events harmful to our vendors occur, it may adversely affect our business and results of operations.
We are planning to replace several core information technology systems, which might disrupt our operations and cause us to incur significant unexpected expenses.
We have begun to replace several significant systems relating to inventory management, allocations, customer relationship management, accounting and general ledger, warehouse management, and our web site functionality. When implementing new technology systems, even an off-the-shelf solution, there is always risk that the system does not function properly or that other challenges arise that we did not anticipate. The risks associated with these systems changes could disrupt and adversely impact the promptness and accuracy of our merchandise distribution, transaction processing, financial accounting and reporting, including the implementation of our internal controls over financial reporting. Any resulting disruptions could harm our business, prospects, financial condition and results of operations.
A failure in our e-commerce operations could significantly disrupt our business and lead to reduced sales and reputational damage.
Our direct business operations represent an important part of our business, accounting for approximately 10.2% of our net revenues in fiscal year 2013. Expanding our direct business is an important part of our growth strategy. In addition to changing consumer preferences and buying trends in e-commerce, we are vulnerable to certain additional risks and uncertainties associated with Internet sales, including changes to state or Federal sales and use tax legislation, changes in required technology interfaces, website downtime and other technical failures, security breaches and consumer privacy concerns. Our failure to successfully respond to these risks and uncertainties could reduce Internet sales and damage our brand's reputation.
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
To support our current long-term growth strategy, we will need to place increasing reliance on our information technology and distribution systems. Any failure, inadequacy or interruption of our systems could harm our ability to effectively operate our business.
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
Our current growth plans for future years will place a strain on our existing resources and could cause us to encounter challenges we have not faced before.
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
In addition, our recent growth has placed increased demands on our existing operational, managerial, administrative and other resources. Specifically, our inventory management systems and personnel processes are being upgraded to keep pace with our current and long-term growth strategy. We cannot anticipate all of the demands that our expanding operations will impose on our business, and our failure to appropriately address these demands could have a material adverse effect on our business.
We depend on key personnel and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.
During fiscal year 2013, we made changes and additions to our executive team whose experience and strengths we believe are key to improving the financial performance of the Company. The loss of any of our key personnel could have a material adverse effect on our business, as we may not be able to find suitable individuals to replace them on a timely basis.

As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. Attracting and retaining experienced and successful personnel in the retail industry is competitive. If we are not able to retain key members of senior management, our long-term growth strategy and business generally could be impaired.
Our business will suffer and our growth strategy may not be successful if we are unable to find and retain store employees that reflect our brand image and embody our culture.
Like most retailers, we experience significant employee turnover rates, particularly among store employees. Our success depends in part upon our ability to continually attract, motivate and retain a sufficient number of store employees who understand and can represent and appreciate our brand and customers. We compete for qualified personnel with a variety of companies looking to hire for retail positions. If we are unable to attract, train, assimilate or retain employees in the future, we may not be able to service our customers effectively, thus reducing our ability to operate our existing stores as profitably as we have in the past.
We are subject to risks associated with leasing substantial amounts of space, including future increases in occupancy costs.
We do not own any real estate. Instead, we lease all of our store locations, as well as our corporate headquarters and distribution facility in Jacksonville, Florida. Although our leases range from month-to-month to approximately ten years, we typically occupy our stores under operating leases with terms of six to ten years. Most of our leases have early termination provisions if we do not achieve specified sales targets after an initial term, which is typically four years. We believe that we have been able to negotiate favorable rental rates over the last few years due in part to the state of the economy and higher than usual vacancy rates in a number of regional malls. These trends may not continue and there is no guarantee that we will be able to continue to negotiate such favorable terms. In addition to future minimum lease payments, most of our leases provide for additional rental payments based upon our achieving specified net sales, and many provide for additional payments associated with common area maintenance, real estate taxes and insurance. Further, many of our lease agreements have escalating rent provisions over the initial term. Our substantial occupancy costs could have significant negative consequences, which include:

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
We have one active facility which is both our corporate headquarters and distribution facility. If we encounter difficulties associated with this facility, we could face inventory shortages that would have a material adverse effect on our business operations.
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
In January 2013, we signed a lease to occupy a larger, more modern distribution facility. The facility will provide greater functionality to support enhanced inventory management capabilities and sales growth. We intend to transition to the new distribution center and corporate headquarters over the next 24 months, or at such time as we are able to generate sufficient cash flows from operations, or obtain additional equity or debt financing on satisfactory terms.
While we believe the size and scale of our distribution center is sufficient to service our growth plans for the foreseeable future, the efficient flow of our merchandise requires that we have adequate capacity in our distribution facility to support our current level of operations and our long-term growth plans. Our planned transition to the new distribution center is a complex transition involving the installation and implementation of complex systems and equipment. We cannot be assured such transition will occur without unanticipated complications. If we encounter such difficulties associated with our new distribution facility or if it were to shut down for any reason, including by fire or other natural disaster, we could face inventory shortages resulting in "out-of-stock" conditions in our stores, and delays in shipments to our direct customers, resulting in significantly higher costs and longer lead times associated with distributing our merchandise.
Hurricanes or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our business.
A substantial number of our stores are located in the southeastern U.S. which is prone to severe weather conditions. For example, hurricanes have passed through Florida and other states along the Gulf Coast causing extensive damage to the region. Such a catastrophe could have an adverse impact on our operations, whether it was to occur at our distribution center or in an area where our retail locations are more densely located. In addition, to the extent that the predictions of some climate change models prove accurate, there may be significant national and regional physical effects from climate change such as increases in storm intensity and frequency, including hurricanes. An increase in adverse weather conditions impacting the southeastern U.S. generally could harm our business, results of operations and financial condition. In fact, all of our locations expose us to diverse risks, given that natural disasters or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, can occur anywhere and could cause disruptions in our operations. Extensive or multiple disruptions in our operations, whether at our stores or our corporate headquarters and distribution center, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.
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
In some regions of the U.S., our stores are located in the same malls and shopping centers as stores operated by a company doing business under the name The Body Shop®, which operates cosmetics and beauty stores. While we are not affiliated with this company, in 1991, we granted this company a license to use our Body Shop trademark which is held by us in connection with retail store services for the sale of women's apparel and apparel accessories. This license was non-exclusive as to certain uses and our agreements with this company permit us to continue to use our "Body Shop" mark in our stores located in Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. While we currently operate under the Body Central banner, we operate under the Body Shop banner in 5 stores in Florida and Georgia. The use by the cosmetic and beauty store of the Body Shop trademark may create confusion between our business and their business and this could affect our brand.
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
We may be subjected to sales and use tax in states where we operate our direct business, which could have a material adverse effect on our business, financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2.    PROPERTIES
We do not own any real property; all of our properties are leased. Our executive offices, warehouse and distribution center are located in an approximately 179,000 square foot facility in Jacksonville, Florida. This facility is leased under a lease agreement expiring in 2016. Of the approximately 179,000 square feet in the facility, approximately 146,000 square feet are dedicated to warehouse space and distribution. In January 2013, we signed a lease to occupy a larger, more modern distribution facility. The facility will provide greater functionality to support enhanced inventory management capabilities and sales growth. We intend to transition to the new distribution center and corporate headquarters over the next 24 months, or at such time as we are able to generate sufficient cash flows from operations, or obtain additional equity or debt financing on satisfactory terms.
As of December 28, 2013, we had 294 retail stores in 28 states, located primarily in the South, Southwest, Mid-Atlantic and Midwest. All of our stores are leased from third parties, and the leases typically have terms of six to ten years. Most of our leases have early termination clauses, which permit the lease to be terminated by us if certain sales levels are not met in specific periods or if a shopping center does not meet specified occupancy standards. In addition to future minimum lease payments, most of our store leases provide for additional rental payments based on our achieving specified net sales and many provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions
ITEM 3.    LEGAL PROCEEDINGS
We are involved in various legal proceedings incidental to the conduct of our business. In the opinion of management the lawsuits and claims pending are not likely to have a material adverse effect on our financial condition, results of operations or cash flows.  Legal fees related to legal proceedings are included in selling, general, and administrative expenses in the Consolidated Statements of Comprehensive (Loss) Income.

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against us and certain of our current and former officers and directors.  The amended complaint, filed on February 22, 2013, on behalf of persons who acquired our stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period.  The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees. On March 19, 2014, we received notice that our motion for dismissal of this complaint was granted by the United States District Court for the Middle District of Florida. Pursuant to this judgment, the plaintiffs may file an amended complaint within 21 days. We believe that the complaint lacks merit and will continue to defend our position vigorously should an amendment be filed. We do not believe that the outcome of the class action will have a material adverse effect on the business, financial statements, or disclosures.

ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART 11.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has been listed on the NASDAQ Global Market under the symbol "BODY" since our initial public offering on October 14, 2010. Prior to that time there was no public market for our common stock. The following table sets forth the high and low bid prices of our common stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal year 2013
Fourth Quarter	$6.10	$3.20
Third Quarter	13.07	6.04
Second Quarter	13.32	8.94
First Quarter	9.98	7.58
Fiscal year 2012
Fourth Quarter	11.55	9.21
Third Quarter	11.68	7.71
Second Quarter	30.93	8.07
First Quarter	29.49	22.23
Fiscal year 2011
Fourth Quarter	25.06	17.09
Third Quarter	26.20	14.61
Second Quarter	26.98	19.77
First Quarter	24.48	14.11
Fiscal year 2010
Fourth Quarter (beginning October 14, 2010)	$15.75	$11.98
Holders
As of March 17, 2014, there were approximately 62 shareholders of record of our common stock.
Dividends
We did not declare or pay dividends on our common stock for our fiscal years 2013, 2012 or 2011. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be retained and used in the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with applicable law and any contractual provisions, including under agreements for indebtedness that we may incur, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under future indebtedness we may incur.
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

		Fiscal Year Ended
	October 14, 2010	January 1, 2011	December 31, 2011	December 29, 2012	December 28, 2013
Body Central Corp.	100.00	109.77	192.00	73.23	31.00
NASDAQ Composite	100.00	108.93	106.97	121.55	170.67
Dow Jones U.S. Apparel Retailer Index	100.00	109.87	122.55	141.91	187.53

Unregistered Sales of Equity Securities
None.
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The following selected consolidated financial data has been derived from our consolidated financial statements. We have also included certain non-financial operating data to enhance your understanding of our business. We operate on a fiscal calendar which results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31st. The reporting periods contained in our audited financial statements included in this Annual Report on Form 10-K contain 52 weeks of operations in fiscal year 2013, which ended December 28, 2013, 52 weeks of operations in fiscal year 2012, which ended December 29, 2012, 52 weeks of operations in fiscal year 2011, which ended December 31, 2011, 52 weeks of operations in fiscal year 2010, which ended January 1, 2011, and 53 weeks of operations in fiscal year 2009, which ended January 2, 2010.
The consolidated selected financial data set forth below should be read in conjunction with our consolidated financial statements, the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future period.

Fiscal Year Ended
December 28, 2013	December 29, 2012	December 31, 2011	January 1, 2011	January 2, 2010

	(In thousands, except share data)
Statement of Income Data:
Net revenues	$283,560	$310,958	$296,500	$243,364	$198,834
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	210,797	210,913	193,101	161,802	139,352
Gross profit	72,763	100,045	103,399	81,562	59,482
Selling, general and administrative expenses	94,904	74,650	66,803	56,920	46,360
Depreciation and amortization	8,775	6,273	5,204	4,773	4,678
Impairment of depreciable long-lived assets	933	—	—	—	—
Impairment of goodwill	21,508	—	—	—	196
(Loss) income from operations	(53,357)	19,122	31,392	19,869	8,248
Interest (expense) income, net	(26)	7	16	(3,292)	(3,956)
Other income, net	1,025	205	237	(308)	128
(Loss) income before income taxes	(52,358)	19,334	31,645	16,269	4,420
Benefit from (provision for) income taxes	10,048	(7,387)	(11,925)	(6,458)	(1,640)
Net (loss) income	$(42,310)	$11,947	$19,720	$9,811	$2,780

Net (loss) income per common share:
Basic	$(2.59)	$0.74	$1.25	$2.77	$12.94
Diluted	$(2.59)	$0.73	$1.22	$0.73	$0.23
Weighted-average common shares outstanding:
Basic	16,337,959	16,187,530	15,780,908	3,502,657	203,235
Diluted	16,337,959	16,342,859	16,218,382	13,383,642	12,173,978
Revenues:
Stores	$254,682	$275,133	$261,842	209,413	165,331
Direct	28,878	35,825	34,658	33,951	33,503
Net revenues	$283,560	$310,958	$296,500	243,364	198,834
Stores:
Comparable store sales change	(16.8)%	(8.1)%	11.3%	14.8%	4.9%
Number of stores open at end of period	294	276	241	209	185
Sales per gross square foot (in whole dollars)	$204	$234	$253	$233	$207
Average square feet per store	4,248	4,258	4,287	4,300	4,312
Total gross square feet at end of period (in thousands)	1,249	1,175	1,033	899	798
Direct:
Number of catalogs circulated (in thousands)	20,900	24,200	22,900	21,900	20,300
Capital expenditures (in thousands)	22,378	$17,714	$9,683	$6,804	$4,809
Balance Sheet Data:
Cash and cash equivalents	$16,513	$41,136	$41,993	$16,202	$7,226
Working capital	23,971	44,295	36,881	11,702	(1,967)
Total assets	120,962	149,585	132,302	96,996	79,209
Long-term financing obligation, sale-leaseback, less current portion	2,369	—	—	—	—
Long-term debt, less current portion	5,000	—	—	—	33,000
Redeemable preferred stock	—	—	—	—	50,038
Stockholders' equity (deficit)	$60,990	$100,346	$85,072	$58,142	$(36,891)
Cash Flow Data:
Net cash (used in) provided by operating activities	$(13,624)	$16,172	$29,325	$19,409	$13,018

ITEM 7.                               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, we have experienced recurring losses from operations and negative cash flows from operations; these conditions, should they continue, raise substantial doubt as to our ability to continue as a going concern. Management's plans concerning the matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com.  We target women in their late teens to mid thirties from diverse cultural backgrounds, who seek the latest fashions at affordable prices and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, lingerie, accessories and shoes sold primarily under our exclusive Body Central®, Sexy Stretch® and Lipstick Lingerie® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to entice our customers to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.

As of December 28, 2013, the Company had 294 stores with an average size of approximately 4,248 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the fiscal year ended December 28, 2013, the Company opened 22 stores and closed 4.

How the Company Assesses the Performance of Our Business

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net revenues; inventory turnover; sell-through rates; comparable store and non-comparable store sales; sales per square foot; direct sales through our catalog and e-commerce channels; gross profit margin; store contribution; selling, general and administrative expenses; earnings before interest, taxes, depreciation and amortization; net income; and earnings per share.

Net Revenues

Net revenues consist of sales of our merchandise from comparable stores and non-comparable stores, and direct sales through our catalog and e-commerce channels, including shipping and handling fees charged to our customers. Net revenues from our stores and direct business reflect sales of our merchandise less estimated returns and merchandise discounts.

Store Sales

There may be variations between our methodology and the way in which other retailers calculate ‘‘comparable’’ or ‘‘same store’’ sales. We include a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

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

Direct Business Unit Sales

We offer direct business unit sales through our catalogs and through our e-commerce website, www.bodycentral.com, which accepts orders directly from our customers. We believe the circulation of our catalogs and access to our website increase our reputation and brand recognition with our target customers and helps support the strength of our store operations.  Direct business unit sales are not included in our comparable store sales.

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

Our cost of goods sold is greater in higher volume periods because cost of goods sold generally increases as net revenues increase. We review our inventory levels on an ongoing basis in order to identify slow-moving merchandise and take appropriate markdowns to clear these goods. The timing and level of markdowns are not seasonal in nature, but are driven by customer acceptance of our merchandise. If we misjudge sales levels and/or trends, we may be faced with excess inventories and be required to mark down our prices for those products in order to sell them. Significant markdowns have reduced the gross profit margin in some prior periods, including fiscal year 2013, and may do so in the future.  As such, we record a markdown reserve based on estimates of future markdowns related to current inventory.

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

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Percentage of Net Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	74.3	67.8	65.1
Gross profit	25.7	32.2	34.9
Selling, general and administrative expenses	33.5	24.0	22.5
Depreciation and amortization	3.1	2.0	1.8
Impairment of depreciable long-lived assets	0.3	—	—
Impairment of goodwill	7.6	—	—
(Loss) income from operations	(18.8)	6.2	10.6
Other income, net	0.4	—	0.1
(Loss) income before income taxes	(18.4)	6.2	10.7
Benefit from (provision for) income taxes	3.5	(2.4)	(4.0)
Net (loss) income	(14.9)%	3.8%	6.7%

Operating Data:
Stores:
Comparable store sales change	(16.8)%	(8.1)%	11.3%
Number of stores open at end of period	294	276	241
Sales per gross square foot (in whole dollars)	$204	$234	$253
Average square feet per store	4,248	4,258	4,287
Total gross square feet at end of period (in thousands)	1,249	1,175	1,033
Direct:
Number of catalogs circulated (in thousands)	20,900	24,200	22,900

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

Fiscal year ended December 28, 2013 Compared to the Fiscal year ended December 29, 2012

	Fiscal Year Ended
	December 28,		December 29,
	2013		2012		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Dollars in thousands)
Net revenues	$283,560	100.0%	$310,958	100.0%	$(27,398)	(8.8)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	210,797	74.3	210,913	67.8	(116)	(0.1)
Gross profit	72,763	25.7	100,045	32.2	(27,282)	(27.3)
Selling, general and administrative expenses	94,904	33.5	74,650	24.0	20,254	27.1
Depreciation and amortization	8,775	3.1	6,273	2.0	2,502	39.9
Impairment of depreciable long-lived assets	933	0.3	—	—	933	100.0
Impairment of goodwill	21,508	7.6	—	—	21,508	100.0
(Loss) income from operations	(53,357)	(18.8)	19,122	6.2	(72,479)	(379.0)
Interest (expense) income, net	(26)	—	7	—	(33)	(471.4)
Other income (loss), net	1,025	0.4	205	—	820	400.0
(Loss) income before income taxes	(52,358)	(18.4)	19,334	6.2	(71,692)	(370.8)
Benefit from (provision for) income taxes	10,048	3.5	(7,387)	(2.4)	17,435	—
Net (loss) income	$(42,310)	(14.9)%	$11,947	3.8%	$(54,257)	(454.1)%
Operating Data:
Revenues:
Stores	$254,682	89.8%	$275,133	88.5%	$(20,451)	(7.4)%
Direct	28,878	10.2	35,825	11.5	(6,947)	(19.4)
Net revenues	$283,560	100%	$310,958	100%	$(27,398)	(8.8)%

Net Revenues

Net revenues decreased by $27.4 million or 8.8% for the fiscal year ended December 28, 2013, as compared to the fiscal year ended December 29, 2012.

Store sales decreased $20.5 million, or 7.4%, for the fiscal year ended December 28, 2013, as compared to the fiscal year ended December 29, 2012. The decrease in store sales resulted primarily from the decrease in comparable store sales. Comparable store sales decreased $42.4 million, or 16.8%, for the fiscal year ended December 28, 2013, compared to a decrease of 8.1% for the fiscal year ended December 29, 2012. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year and significant mark-downs taken to enable us to reduce our inventory levels.  Non-comparable store sales increased $21.9 million, or 24.2%, for the fiscal year ended December 28, 2013, compared to the fiscal year ended December 29, 2012 primarily as a result of an increase in the number of stores open fourteen or fewer months during fiscal 2013, as compared to fiscal 2012.

Direct business unit sales, including shipping and handling fees, decreased $6.9 million, or 19.4%, for the fiscal year ended December 28, 2013, from the fiscal year ended December 29, 2012.  The decrease in direct sales was primarily a result of a decrease in catalog circulation and a decrease in revenue per book.

Gross Profit

Gross profit decreased $27.3 million, or 27.3%, for the fiscal year ended December 28, 2013 as compared to the fiscal year ended December 29, 2012. As a percentage of net revenues, gross profit margin decreased by 650 basis points for the fiscal year ended December 28, 2013 as compared to the fiscal year ended December 29, 2012.  This decrease was attributable to a 400 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 250 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by $20.3 million, or 27.1%, for the fiscal year ended December 28, 2013, as compared to the fiscal year ended December 29, 2012. This increase resulted in part from a $7.1million, or 14.1%, increase related to store operating expenses due primarily to the addition of 18 net new stores, or a 6.5% store unit increase since December 29, 2012. As a percentage of net revenues, store operating expenses increased to 20.3% for the fiscal year ended December 28, 2013 as compared to 16.3% for the fiscal year ended December 29, 2012.

The general and administrative expense component of selling, general and administrative expense increased $13.1 million for the fiscal year ended December 28, 2013 as compared to the fiscal year ended December 29, 2012. As a percentage of net revenues, general and administrative expenses increased to 13.1% for the fiscal year ended December 28, 2013 from 7.8% for the fiscal year ended December 29, 2012.  Of the $13.1 million increase, $3.8 million was primarily driven by corporate staffing additions necessary to support strategic initiatives and future potential growth and severance paid to former employees.  The remaining $9.3 million increase was primarily related to e-commerce marketing initiatives, information technology initiatives, relocations, rent, legal and professional expenses.

As a percentage of net revenues, selling, general and administrative expenses were 33.5% for the fiscal year ended December 28, 2013 and 24.0% for the fiscal year ended December 29, 2012 due to the reasons discussed above.

Depreciation Expense

Depreciation expense increased $2.5 million, or 39.9% for the fiscal year ended December 28, 2013 as compared to the fiscal year ended December 29, 2012.  This increase was primarily due to capital expenditures related to new store construction and significant upgrades to our information technology systems, as well as $608,000 related to the acceleration of depreciation for changes in the estimated useful lives of certain technology information systems, leasehold improvements, and furniture and fixtures in anticipation of our relocation to the new corporate headquarters and distribution center and store closures planned for 2014.  As a percentage of net revenues, depreciation increased 110 basis points to 3.1% for the fiscal year ended December 28, 2013 from 2.0% for the fiscal year ended December 29, 2012.

Impairment of Depreciable Long-Lived Assets

We recognized an impairment of the fixed assets of $933,000 for the fiscal year ended December 28, 2013 resulting from our review of our underperforming stores.

Impairment of Goodwill

We recognized an impairment of the goodwill associated with the stores operating segment of $11.1 million for the fiscal year ended December 28, 2013, as a result of our annual impairment review. Consequently, we have no goodwill remaining for our stores operating segment.

We recognized an impairment of the goodwill associated with the direct business operating segment of $10.4 million for the fiscal year ended December 28, 2013, as a result of an interim impairment review during the second quarter of 2013. Consequently, we have no goodwill remaining for our direct business operating segment.

Interest (Expense) Income

Interest (expense) income, net was $(26,000) for the fiscal year ended December 28, 2013 and $7,000 for the fiscal year ended December 29, 2012.

Other Income, net

Other income, net increased $820,000 for the fiscal year ended December 28, 2013 as compared to the fiscal year ended December 29, 2012.  The Company recognized merchandise credit breakage in the amount of $1.3 million for the fiscal year ended December 28, 2013, primarily related to aged unredeemed store merchandise credits. The merchandise credit breakage was the result of a review of the statutory escheatment regulations for gift certificates and gift cards conducted during the period based on historical redemption patterns in the two years since termination of the merchandise credit in 2011. The merchandise credit breakage was partially offset by a $454,000 loss on disposal of fixed assets primarily related to software for the direct business recorded during the third quarter 2013.

Benefit from (Provision for) Income Taxes

The net change in income taxes was $17.4 million from a provision for income taxes of $7.4 million for the fiscal year ended December 29, 2012 to a benefit from income taxes of $10.0 million for the fiscal year ended December 28, 2013, which was attributable to a $71.7 million decrease in income before income taxes, and a decrease in the effective tax rate to 19.2% in the fiscal year ended December 28, 2013 from 38.2% in the fiscal year ended December 29, 2012.  The decrease for the fiscal year ended December 28, 2013 was primarily the result of the $21.5 million nondeductible goodwill impairment related to the direct and stores reporting units as of December 28, 2013, the $3.0 million valuation allowance taken against our deferred tax assets, and from a discrete tax benefit in the 2012 Work Opportunity Tax Credit taken during the first quarter 2013, partially offset by the permanent adjustments to the 2012 Federal and state income tax returns as compared to the estimated tax provision.

Net (Loss) Income

The reduction in net earnings was $54.3 million from a profit of $11.9 million for the fiscal year ended December 29, 2012 to a loss of $42.3 million for the fiscal year ended December 28, 2013 due to the factors discussed above.

Fiscal year ended December 29, 2012 Compared to Fiscal year ended December 31, 2011

	Fiscal Year Ended
	December 29, 2012		December 31, 2011		Variance
	Amount	Percentage of Net Revenues	Amount	Percentage of Net Revenues	Dollars	Percentages
	(dollars in thousands)
Net revenues	$310,958	100.0%	$296,500	100.0%	$14,458	4.9%
Cost of goods sold	210,913	67.8	193,101	65.1	17,812	9.2
Gross profit	100,045	32.2	103,399	34.9	(3,354)	(3.2)
Selling, general and administrative expenses	74,650	24.0	66,803	22.5	7,847	11.7
Depreciation and amortization	6,273	2.0	5,204	1.8	1,069	20.5
Income from operations	19,122	6.2	31,392	10.6	(12,270)	(39.1)
Interest income, net	7	—	16	—	(9)	(56.3)
Other income, net	205	—	237	0.1	(32)	(13.5)
Income before income taxes	19,334	6.2	31,645	10.7	(12,311)	(38.9)
Provision for income taxes	(7,387)	2.4	(11,925)	(4.0)	4,538	(38.1)
Net income	$11,947	3.8%	$19,720	6.7%	$(7,773)	(39.4)%
Operating Data:
Revenues:
Stores	$275,133	88.5%	$261,842	88.3%	$13,291	5.1%
Direct	35,825	11.5	34,658	11.7	1,167	3.4
Net revenues	$310,958	100%	$296,500	100%	$14,458	4.9%

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
The general and administrative expense component of selling, general, and administrative expense increased $2.3 million for fiscal year 2012 as compared to fiscal year 2011. As a percentage of net revenues, general and administrative expenses increased to 7.8% for fiscal year 2012 from 7.4% for fiscal year 2011. The increase as a percent of net revenues was primarily due to an increase in professional fees related to recruiting expenses for newly hired and open executive positions, consulting fees related to strategic planning and new systems development, severance benefits to former employees and legal fees related to the class action lawsuit. The aforementioned items, including severance, equated to a net increase of approximately $2.1 million from fiscal year 2011.
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
Interest Income, Net
Net interest income was $7,000 for fiscal year 2012 and $16,000 for fiscal year 2011.
Provision for Income Taxes
Provision for income taxes decreased $4.5 million or 38.1%, for fiscal year 2012 as compared to fiscal year 2011, which was attributable to a $12.3 million decrease in income before income taxes and a rate increase of 50 basis points in the effective tax rate to 38.2% in fiscal year 2012, from 37.7% in fiscal year 2011. As the law extending the WOTC credits for 2012 was not enacted until the first quarter of 2013 and therefore was not included in the 2012 income tax provision, the effective tax rate for 2012 increased by 140 basis points partially offset by a 90 basis point decrease in the state tax rates.
Net Income
Net income decreased $7.8 million for fiscal year 2012 as compared to fiscal year 2011 due to the factors discussed above.

Liquidity and Capital Resources

Historically, our primary requirements for liquidity and capital resources have been to fund working capital for current operations, which consists primarily of funding the buildup of inventories, and to fund capital expenditures for our continued growth, consisting of opening new stores, remodeling or relocating existing stores, distributing our catalog, and investing in information technology to increase our e-commerce presence and operating efficiency. Cash expenditures are also required for maintaining our existing stores, office facilities, and distribution operations. Going forward, additional cash obligations include payments of principal and interest on the term loan drawn under our credit facility and payments related to our sale-leaseback financing; future obligations may also include borrowings under the revolving component of our credit facility if drawn upon and other lease financing arrangements.

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

Sources and Uses of Cash

As of December 28, 2013, we had net working capital of $24.0 million, which included cash and cash equivalents of $16.5 million. The cash deficit from operations was $13.6 million for fiscal year 2013 and an accumulated deficit of $38.0 million, which included non-cash impairment losses of $21.5 million and $933,000 for goodwill and depreciable long-lived assets, respectively, and a $3.0 million valuation allowance against our deferred tax assets.

Net working capital was $24.0 million as of December 28, 2013 as compared to $44.3 million as of December 29, 2012. The most significant component in the $20.3 million decrease in year over year net working capital resulted from a $24.6 million decrease in cash and cash equivalents, a $4.9 million increase in accrued expenses and other liabilities, a $2.7 million decrease in prepaid expenses, and a $1.9 million decrease in accounts receivable, partially offset by a $12.6 million increase in income taxes receivable. Inventory, net of merchandise accounts payable increased $579,000.

Cash and cash equivalents decreased primarily as a result of the decrease in net revenues as discussed herein, capital expenditures related to 22 new store openings, capital expenditures related to information technology projects and construction for the new distribution center and corporate headquarters, partially offset by proceeds from our BB&T revolving line of credit facility and the proceeds from the sale-leaseback transaction related to our information technology projects. The decrease in accounts receivable was primarily due to a decrease in tenant allowances of $2.4 million for the fiscal year ended December 28, 2013 as compared to fiscal year ended December 29, 2012. The increase in inventory, net of merchandise accounts payable, was primarily the result of opening 18 net new stores year over year, partially offset by a decrease of 7.2% per average store inventory before non-cash reserves year over year and improved inventory management.

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Net cash (used in) provided by operating activities	(13,624)	16,172	29,325
Net cash used in investing activities	(17,937)	(18,328)	(9,683)
Net cash provided by financing activities	6,938	1,299	6,149
Net decrease in cash and cash equivalents	$(24,623)	$(857)	$25,791

Operating Activities

Net cash used in operating activities for the fiscal year ended December 28, 2013 was $13.6 million as compared to net cash provided by operating activities of $16.2 million for the fiscal year ended December 29, 2012. Cash receipts from customers were $283.5 million for the fiscal year ended December 28, 2013 as compared to $311.0 million for the fiscal year ended December 29, 2012. This decrease was primarily the result of a decrease in the number of sales transactions and a decrease in the average unit retail price related to increased markdowns taken during 2013 to reduce the levels of slow-moving inventory. Cash payments to our merchandise vendors decreased to $283.4 million from $304.3 million, or 6.8% , for the fiscal years ended December 28, 2013 and December 29, 2012, respectively. The decrease in cash payments to vendors, and consequently inventory, was made in order to decrease inventory to be more in line with our current sales trends.

Cash paid to employees increased to $61.6 million from $52.7 million, or 16.9% for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, as a result of a net 18 store increase, severance payments, and costs associated with the recruiting and relocation of key members of management.

Cash paid for operating expenses, excluding cash paid to employees, increased to $28.1 million from $23.7 million, or 18.5%, for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, primarily as a result of a $2.1 million increase in rent expense from the net 18 store increase, a $2.8 million increase related to advertising and sales promotions, and $1.6 million increase in travel expenses. The increase related to advertising and sales promotions was primarily a function of our emphasis away from catalogs towards e-commerce advertising and enhanced in-store sales promotion materials. Increases in travel expenses were primarily driven by our focus on enhancing field training and communication and to increase the market presence of both our merchandising and executive teams.

Cash paid for income taxes decreased to $2.3 million from $7.6 million for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, as a result of the change in pre-tax earnings from a profit of $19.3 million for the fiscal year ended December 29, 2012 to a loss of $52.4 million for the fiscal year ended December 28, 2013.

Subsequent to fiscal year end 2013, management filed a refund request for Federal income taxes paid in 2013 and amended returns to carryback net operating losses and recovered a portion of taxes paid in 2012 and 2011. Total income tax refunds received as of March 17, 2014 were $13.9 million.

Investing Activities

Net cash used for purchases of property and equipment increased to $17.8 million from $17.7 million, or 0.2%, for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, as a result of leasehold improvements and furniture and fixtures expenditures related to our new distribution center and corporate headquarters, and to replace our existing inventory management and warehouse management information technology systems, partially offset by the decrease in store openings from 22 for the fiscal year ended December 28, 2013 as compared to 39 net new stores for the fiscal year ended December 29, 2012. Net cash used for purchases of short-term investments, net of maturities and proceeds from sales of short-term investments decreased by $278,000 resulting primarily from the decrease in cash from operations.

Financing Activities

Financing activities consist primarily of proceeds from our Line of Credit facility and financing lease transactions.  For the fiscal year ended December 28, 2013, net cash provided by financing activities increased to $6.9 million as compared to $1.3 million in the fiscal year ended December 29, 2012, primarily attributable to the $5.0 million draw down on our Line of Credit facility (the "Line of Credit Facility") with BB&T and $1.7 million in proceeds from a sale-leaseback transaction related to our information technology initiatives.

On January 20, 2012, we entered into a Line of Credit Agreement with BB&T that provides for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows BB&T to increase the facility up to $20.0 million at its sole discretion.  The facility had a maturity date of May 5, 2013 and bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

On March 8, 2013, we renewed the Line of Credit Agreement and extended the maturity date to March 5, 2015.  There were no significant changes to the terms or conditions of the original agreement dated January 20, 2012.  As of December 28, 2013, we had $5.0 million in outstanding borrowings under this line of credit facility and were in compliance with all covenants.

On February 6, 2014, we entered into a $17.0 million senior secured credit facility with Crystal as discussed further in the "Credit Facilities" section and in note 14 Subsequent Events. We used a portion of the $12.0 million proceeds from the term component of the credit facility to repay our $5.0 million in outstanding borrowing under the revolving credit facility with BB&T and terminated that facility. As of March 17, 2014, we had no outstanding borrowings under the revolving component of the credit facility with Crystal, and were in compliance with all operational covenants.

Risks, Uncertainties, and Going Concern

We incurred a loss from operations of $53.4 million in the fiscal year ended December 28, 2013 and had negative cash flow from operations of $13.6 million as of December 28, 2013. Our results of operations, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including, but not limited to:

•
Material merchandise markdowns taken during the second half of fiscal 2013 to clear slow moving inventory, which resulted from our failure to anticipate our target customers' preferences and demand level;

•	Competitive industry conditions; and

•	The state of the macro economy, and more specifically, the fashion retail sector.

We believe that these factors may continue to have a negative impact on our business. These conditions, should they continue, raise substantial doubt about our ability to continue as a going concern under applicable authoritative literature. For this purpose, we assume that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.
We have historically relied on cash flows from operations to meet our cash flow requirements for continued operations and capital projects. We had cash available of $16.5 million and total net working capital of $24.0 million as of December 28, 2013. We believe that our current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund our current business plan and meet our obligations through fiscal 2014; however, our ability to continue to fund operations and meet our obligations is largely dependent on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand.
Our future viability is dependent on our ability to execute our business plans successfully. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, if we cannot meet our capital needs using cash on hand and cash from operations, in addition to the actions described in further detail below, we will have to take actions such as modifying our business plan to reduce capital investments, pursuing additional external liquidity generating events, and seeking additional financing to the extent available, and further delaying non-essential capital expenditures.
Our current business plan assumes that our operating cash in-flows will improve in the second half of 2014 as a result of changes to our merchandising strategy which focuses on the allocation of product assortment and better management of inventory levels in comparison to sales trends. We have made key changes to merchandising personnel and developed a planning and allocation team in order for us to streamline our product assortment and to better anticipate changes in customer preferences. Further, we are better managing our inventory to be consistent with sales trends, allowing us to reduce potential markdowns, and to optimize our store workforce.  We believe that these initiatives will also enable us to ultimately realize higher sales levels and improved gross margins through fiscal 2014.  If however our future comparable store sales continue to decline or do not improve consistent with our forecasts and/or our direct business does not improve from the prior year, our cash flows would be materially adversely impacted.
The success of these initiatives is largely dependent on a variety of factors, one of which is fashion trends. We must gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand. Our failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including our ability to generate positive cash flows from operations, and consequently, our ability to fund operations, to obtain additional financing, and to repay our financing obligations.
In addition to our sales and inventory planning and management initiatives, we have taken several other actions to increase our liquidity which we believe should be adequate to finance our working capital needs through 2014. Actions have included cost reductions such as closing underperforming stores, headcount reductions, and delaying non-essential capital projects until such time as we are able to generate sufficient cash flows from operations to fund these capital expenditures. Subsequent to the fiscal year ended December 28, 2013, our actions have included the following:

•	We have closed twelve underperforming stores between December 29, 2013 and March 17, 2014 and we intend to close another five stores during the remainder of fiscal year 2014.

•
We filed a refund request for Federal income taxes paid in 2013 and filed amended returns to carryback net operating losses and recovered a portion of taxes paid in 2012 and 2011. Total income tax refunds received as of March 17, 2014 were $13.9 million.

•
On February 6, 2014, we entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal Financial LLC, as administrative and collateral agent which provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million drawn against eligible account receivables and inventory in our borrowing base collateral on the closing date and a revolving credit facility of up to $5.0 million, subject to availability under our borrowing base and other conditions, that was not drawn upon on the closing date. Refer to the "Credit Facility" section below for additional discussion regarding our new credit facility.

We are currently seeking additional financing under sale-leaseback arrangements for capital expenditures related to the new distribution center and corporate headquarters incurred during 2013 to increase our working capital and potentially fund the completion of the new facility. Should we not obtain this financing, the project will continue to be postponed until such time that we generate positive cash flows from operations or can obtain other financing.
Due to the inherent uncertainties in making estimates and assumptions in our forecast, there can be no assurance that the Company will be able to execute on its strategic initiatives. Therefore, if our operations under perform to our forecasted results, our financial position, results of operations, and cash flows may be materially adversely impacted. There are additional factors which are not necessarily within our control such as competition, current national and regional economic conditions and weather which could negatively impact our forecast and have a material adverse effect on our cash flows.
If we cannot meet our capital needs using cash on hand and cash from operations, we may have to take additional actions such as additional headcount reductions, closing additional stores as lease terms end, seeking additional financing to the extent available, and further reducing and/or delaying capital expenditures. Incurring additional debt, however, will increase our capital requirements for debt service, and there can be no assurance that we will be able to obtain financing on terms and conditions satisfactory to us, or at all.
Credit Facility
On February 6, 2014, we entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal Financial LLC ("Crystal"), as administrative and collateral agent.
The Credit Facility Agreement provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million advanced against eligible account receivables and inventory in our borrowing base collateral on the closing date and a revolving credit facility of of to $5.0 million, subject to availability under the borrowing base and other conditions, that was not drawn upon on the closing date. Additionally the Credit Facility Agreement provides for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of our assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire our prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.
Borrowings under the Credit Facility Agreement bear interest at the 90-day LIBOR rate plus 8.0%. The continuing availability of the loans extended under the term loan facility and the amounts committed under the revolving facility are subject to maintenance of specified borrowing base requirements. The borrowing base is calculated as 100% of the net orderly liquidation value ("NOLV") of eligible inventory plus 95% of eligible receivables and cash in blocked accounts, plus 50% of the NOLV of equipment less availability reserves and a $3.0 million availability block. We are subject to an unused facility fee of 0.50% on the unused portion of the revolving facility. An early termination fee of the greater of a make-whole amount or 3.00% applies if the term loan facility is prepaid or if the commitments under the revolving facility are permanently reduced within the first year. A 2.00% fee is applicable if such a prepayment or permanent reduction occurs during the second year. There is no such fee payable after the second year.
The Credit Facility Agreement includes terms and conditions for cash dominion events which may be triggered by any of the following: (1) the occurrence and continuance of any event of default, (2) outstanding borrowings under the revolving credit facility, or (3) a failure by us to maintain unrestricted cash in an amount of at least $6.5 million for three consecutive business days or $3.5 million at any time. Unrestricted cash for the purposes of triggering a cash dominion event is calculated as the sum of the amount of unrestricted cash plus cash collateral in the amount of $1.5 million delivered to, and maintained by, Branch Banking and Trust Company ("BB&T"). If a triggering event occurs, Crystal may require us to give them control over our cash collections to the extent that we are required to repay some or all of our outstanding borrowings and accrued interest.

The Credit Facility Agreement includes standard terms and conditions, limitations and specified exclusions with regard to our ability to, among other things: incur debt and contingent obligations; create liens; sell, transfer, license, lease or otherwise dispose of property; expand or contract their retail operations beyond certain specified levels; make investments, loans and advances; engage in certain mergers and consolidations; issue equity securities; engage in speculative transactions; make distributions and dividends; and engage in transactions with affiliates. There are no financial operating covenants under the Credit Facility Agreement.

The Credit Facility Agreement contains standard terms and conditions related to events of default, including a cross default to other indebtedness such as sale-leaseback and other lease financing, which are subject to specific thresholds and, in certain cases, cure periods. If an event of default occurs and is continuing under the Credit Facility Agreement, the lenders thereunder may, among other things, terminate their obligations to lend under the Credit Facility Agreement and require us to repay all amounts owed under the credit facilities.

Outlook

Our short-term and long-term liquidity needs arise primarily from working capital requirements and capital expenditures associated with our existing operations, sales improvement initiatives, and capital expenditures related to information technology and our distribution center and corporate headquarters. Our current forecasts indicate that our cash position, net cash provided by operating activities and new credit facility (as previously discussed) should be adequate to finance our working capital needs through fiscal 2014, if we are successful in executing our business plan.  Forecasts include strategic initiatives centered on merchandise content and customer messaging, as well as expectations of significant improvements in comparable store sales trends. If these strategies are not achieved, we may require additional financing to provide sufficient cash flows to support operations.

Additionally, we are in discussions with equipment lessors to increase our working capital through financing sale-leaseback transactions and to fund the major capital expenditures surrounding the relocation of the distribution center and corporate headquarters; however there can be no assurance that such financing will be available to us on satisfactory terms, or at all. If any or all of the proposed financing arrangements do not close, or do not close timely, some or all of these projects will be further delayed. These investments are designed to provide improved support of our current operations and better position us for future growth.

Off Balance Sheet Arrangements
We are not a party to any off balance sheet arrangements.
Contractual Obligations
We enter into long-term contractual obligations and commitments in the normal course of business, primarily operating leases. The following table summarizes our contractual obligations as of December 28, 2013 over the periods specified.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations (1)	$5,117	$100	$5,017	$—	$—
Financing obligations, sale-leaseback (2)	3,548	887	2,661	—	—
Operating lease obligations (3)	112,420	25,961	61,577	18,275	6,607
Purchase obligations (4)	8,972	8,972	—	—	—
Total	$130,057	$35,920	$69,255	$18,275	$6,607

(1) Represents payment obligations for long-term borrowings, including interest.
(2) Represents payment obligations under sale-leaseback transactions classified as financing leases pursuant to FASB ASC 840 Leases.
(3) Represents future minimum rental commitments under non-cancelable operating leases and does not include incremental rents which are computed as a percentage of net sales.
(4) Represents outstanding obligations to vendors for purchased merchandise inventory already received.
Other long-term liabilities on the balance sheet include $11.2 million in deferred rent and $6.9 million in net deferred tax liabilities.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-2 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The Company fully adopted the guidance during the first quarter of 2013.  There were no classification adjustments for the fiscal year ended December 28, 2013.  The adoption of this guidance did not have a material impact on our financial statements or disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to re-calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; early adoption is permitted. The adoption of this guidance did not have a material impact on our financial statements or disclosures.
Critical Accounting Estimates
This Management's Discussion and Analysis of Financial Condition and Results of Operations has been derived from our consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires management to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, our management evaluates its estimates and judgments, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, including intangible assets, income taxes and stock-based compensation.
Our management bases its estimates and judgments on its historical experience and other relevant factors and assumptions that we believe to be reasonable to form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources and evaluates these estimates on an ongoing basis. While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. Actual results could differ from these estimates under different assumptions or conditions which would require us to make adjustments to these estimates in future periods.
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
Revenue Recognition
We recognize revenue at the point-of-sale or upon delivery to customers. Shipping and handling fees billed to customers for direct sales are included in net revenues. Based on historical sales returns, an allowance for sales returns is recorded as a reduction of net revenues in the periods in which the sales are recognized. Sales tax collected from customers is excluded from net revenues and is included as part of accrued expenses and other current liabilities on our consolidated balance sheets appearing elsewhere in this Annual Report on Form 10-K.
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
We periodically review our unredeemed merchandise credits and gift cards for breakage using the remote model based on historical redemption patterns. We recognize breakage in other income on the Consolidated Statements of Comprehensive Income. Any amounts required to be escheated under statutory regulations are remitted as required.
Inventory Valuation
Inventories are comprised primarily of women's apparel and accessories and are stated at the lower of cost or market, on a first-in, first-out basis, using the retail inventory method. We record merchandise receipts at the time they are delivered to our merchandise consolidator, as this is the point at which title and risk of loss transfer to us. Our merchandise is delivered from our vendors to the merchandise consolidator, a third party provider of consolidated freight services. We utilize two freight consolidators, one on the west coast and one on the east coast. We do not directly import any merchandise at this time.
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
We perform physical inventory counts on most of our stores semi-annually. Included in the carrying value of merchandise inventories is a reserve for shrinkage. Shrinkage is estimated based on historical physical inventory results as a percentage of sales. The estimate for shrinkage reserve can be affected by changes in merchandise mix and changes in actual shrinkage trends.
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
Impairment of Depreciable Long-Lived Assets
We follow ASC 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Examples of events or changes in circumstances we consider as triggering an analysis are negative cash flows from operations, projected negative cash flow from operations associated with the use of an asset or asset group (collectively, the "asset"), declines in market prices associated with an asset, etc. Once we have determined that a triggering event has occurred, and the intent is to hold the asset for continued use, we perform an evaluation to compare whether the total undiscounted cash flows are greater or less than the asset's carrying value ("recoverability test"). If the carry value is greater than the undiscounted cash flow, we deem the asset to be impaired. The cash flows used for determining the asset's recoverability is subjective and requires significant judgment. We estimate cash flows of our assets based on historical trends, internal budgets and projections, including sales, cost of goods sold, costs associated with repairs and maintenance, the primary asset's remaining useful life, expected salvage value, etc.
If the initial recoverability test indicates impairment, we use an income valuation (discounted cash flow) approach to calculate the asset's fair value using the weighted-average cost of capital. To the extent that the carrying value exceeds the fair value, we recognize an impairment loss, which would be included in income from operations.
During the fourth quarter of fiscal 2013, we determined that an impairment review of our stores' fixed assets was necessary, based on continued negative comparable store trends and results of operations underperforming against projections. We compared the undiscounted cash flows at the individual store level for recoverability and determined that the assets for 20 stores required additional analysis. In determining the discount factor to apply for assessing fair value, we used the weighted-average cost of capital consistent with our impairment testing of goodwill and other indefinite-lived intangible assets. Based on the results of management's assessment, we recognized an impairment loss related to our stores of $933,000 included in the impairment of long-lived assets on the Consolidated Statements of Comprehensive Income for the fiscal year ended December 28, 2013.
Goodwill and Other Intangibles
Goodwill of $55.5 million was recognized on the acquisition of Body Shop of America, Inc., now known as Body Central Stores, Inc., and Catalogue Ventures, Inc., and now known as Body Central Direct, Inc., on October 1, 2006. We follow FASB ASC 350, Intangibles—Goodwill and Other, which requires that goodwill and indefinite life intangibles to be assessed for impairment at least annually. Under this guidance, we are required to compare the fair value of each reporting unit with its carrying amount to determine if there is a potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.
In fiscal year 2007, we recorded a $34.0 million impairment of goodwill related to our store operations as a result of the slowing economy, repositioning of our merchandise strategy, competition with retailers and operating performance of our stores.

We recognized an impairment of the goodwill associated with the stores operating segment of $11.1 million for the fiscal year ended December 28, 2013, as a result of our annual impairment review. Consequently, we have no goodwill remaining for our stores operating segment.

We recognized an impairment of the goodwill associated with the direct business operating segment of $10.4 million for the fiscal year ended December 28, 2013, as a result of an interim impairment review during the second quarter 2013. Consequently, we have no goodwill remaining for our direct business operating segment.
Income Taxes
Income taxes are accounted for pursuant to FASB ASC 740, Income Taxes, which requires that we recognize deferred income taxes, which include net operating loss carry forwards and tax credits among other items. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are offset by deferred tax liabilities relating to nondeductible temporary differences. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences will be utilized. The FASB issued guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. When determining the valuation allowance for the deferred tax assets, we exclude deferred tax liabilities which are associated with indefinite lived assets. We recorded a valuation allowance related to the federal deferred tax assets and state deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets in the amount of $3.0 million for the fiscal year ended December 28, 2013.
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
Stock-Based Compensation
We account for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation cost is measured at the grant date fair value and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of our stock-based compensation expense. The weighted-average grant-date fair value of options was $5.22, $10.81 and $11.93 in fiscal years 2013, 2012 and 2011, respectively. We estimate the grant date fair value of stock option awards using the Black-Scholes option pricing model. For fiscal years 2013, 2012 and 2011, the fair value of stock options was estimated at the grant date using the following weighted-average assumptions:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Expected option term (1)	6.25 years	6.25 years	6.25 years
Expected volatility factor (2)	64.28%	66.30%	65.8%
Risk-free interest rate (3)	1.2%	1.0%	1.4%
Expected annual dividend yield	0%	0%	0%

(1)	Since there was not sufficient historical information for grants with similar terms, the simplified or "plain-vanilla" method of estimating option life was utilized.

(2)
The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies' common stock over the most recent period equal to the expected option life of the grant. We use peer companies' volatility because we have been public for a period less than the expected term, which is over six years. These peer companies represent other publicly traded retailers in the female fashion segment.

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
For long-term incentives, our Board of Directors established an annual equity grant protocol that resulted in an initial grant effective as of September 16, 2011, with subsequent grants effective as of April 16, 2012 and May 15, 2013. The Committee's initial long-term incentive awards granted to certain executives were roughly two-thirds stock options and one-third time-vested restricted stock. The stock options and restricted stock vest over a four-year period.
Stock-based compensation expense of $2.8 million, $1.3 million, and $341,000 net of forfeitures, for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, is included in selling, general and administrative expenses and $(101,000), $730,000, and $719,000 for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, is included in cost of goods sold on our Consolidated Statements of Comprehensive (Loss) Income. We did not capitalize any expense related to stock-based compensation. We granted options to purchase an aggregate of 665,651, 173,577, and 193,266 of common stock in fiscal years 2013, 2012 and 2011, respectively. We granted 277,095 shares of restricted stock in 2013, 69,948 in 2012 and 30,704 in 2011. We have granted 27,160 options to purchase shares of our common stock in fiscal year 2014 through March 17, 2014. Any future equity grants will increase our stock-based compensation expense in fiscal year 2014 and in future fiscal years compared to fiscal year 2013.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates with respect to our Credit Facility Agreement. For variable rate debt, including any future borrowings under our Credit Facility Agreement, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant.
Effects of Inflation
Components of our operations subject to inflation include lease and labor costs. Our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are subject to inflationary increases. We believe inflation has not had a material impact on its results of operations in recent years.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BODY CENTRAL CORP.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Stockholders of Body Central Corp.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Body Central Corp. and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the periods ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of its assets and discharging of its liabilities in the normal course of business. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 26, 2014

BODY CENTRAL CORP.
CONSOLIDATED BALANCE SHEETS

	For the Fiscal Years Ended
K Dates:	December 28, 2013	December 29, 2012
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$16,513	$41,136
Accounts receivable	2,803	4,710
Inventories	18,807	22,971
Income tax receivable	14,802	2,214
Prepaid expenses and other current assets	2,055	4,752
Deferred tax asset	3,323	1,959
Total current assets	58,303	77,742
Property and equipment, net of accumulated depreciation	45,732	33,515
Goodwill	—	21,508
Intangible assets, net of accumulated amortization	16,574	16,574
Other assets	353	246
Total assets	$120,962	$149,585
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	$8,972	$13,715
Accrued expenses and other current liabilities	24,623	19,732
Financing obligation, sale-leaseback, current portion	737	—
Total current liabilities	34,332	33,447
Other liabilities	11,358	10,494
Financing obligation, sale-leaseback, net of current portion	2,369	—
Notes payable	5,000	—
Deferred tax liability	6,913	5,298
Total liabilities	59,972	49,239
Commitments and contingencies	—	—
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,631,118 shares issued and outstanding as of December 28, 2013 and 16,302,007 shares issued and outstanding as of December 29, 2012	$17	$16
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	98,985	96,032
Accumulated (deficit) earnings	(38,012)	4,298
Total stockholders’ equity	60,990	100,346
Total liabilities and stockholders’ equity	$120,962	$149,585

The accompanying notes are an integral part of these Consolidated Financial Statements.

BODY CENTRAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended
K Dates:	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands, except share data)
Net revenues	$283,560	$310,958	$296,500
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	210,797	210,913	193,101
Gross profit	72,763	100,045	103,399
Selling, general and administrative expenses	94,904	74,650	66,803
Depreciation and amortization	8,775	6,273	5,204
Impairment of depreciable long-lived assets	933	—	—
Impairment of goodwill	21,508	—	—
(Loss) income from operations	(53,357)	19,122	31,392
Interest (expense) income, net	(26)	7	16
Other income, net	1,025	205	237
(Loss) income before income taxes	(52,358)	19,334	31,645
Benefit from (provision for) income taxes	10,048	(7,387)	(11,925)
Net (loss) income	$(42,310)	$11,947	$19,720

Net (loss) income per common share:
Basic	$(2.59)	$0.74	$1.25
Diluted	$(2.59)	$0.73	$1.22
Weighted-average common shares outstanding:
Basic	16,337,959	16,187,530	15,780,908
Diluted	16,337,959	16,342,859	16,218,382
Comprehensive (loss) income	$(42,310)	$11,947	$19,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

BODY CENTRAL CORP.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common		Additional	Accumulated	Total
	Stock	Common	Paid-In	(Deficit)	Stockholders’
	Shares	Stock	Capital	Earnings	Equity
	(in thousands, except share data)
Balance as of January 1, 2011	15,405,677	$15	$85,496	$(27,369)	$58,142
Stock-based compensation	—	—	1,060	—	1,060
Stock options exercised	439,420	1	1,553	—	1,554
Issuance of common stock in secondary offering, net of issuance costs	250,280	—	1,143	—	1,143
Tax benefits from stock-based compensation	—	—	3,453	—	3,453
Net income	—	—	—	19,720	19,720
Balance as of December 31, 2011	16,095,377	16	92,705	(7,649)	85,072
Stock-based compensation	—	—	2,028	—	2,028
Stock options exercised	135,103	—	542	—	542
Issuance of restricted stock, net	71,728	—	—	—	—
Shares withheld to cover taxes and exercise price	(201)	—	—	—	—
Tax benefits from stock-based compensation	—	—	757	—	757
Net income	—	—	—	11,947	11,947
Balance as of December 29, 2012	16,302,007	16	96,032	4,298	100,346
Stock-based compensation	—	—	2,666	—	2,666
Stock options exercised	98,501	—	327	—	327
Issuance of restricted stock, net	234,191	1	—	—	1
Shares withheld to cover taxes and exercise price	(3,581)	—	—	—	—
Tax shortfall from stock-based compensation	—	—	(40)	—	(40)
Net loss	—	—	—	(42,310)	(42,310)
Balance as of December 28, 2013	16,631,118	$17	$98,985	$(38,012)	$60,990

The accompanying notes are an integral part of these Consolidated Financial Statements.

BODY CENTRAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
K Dates:	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(42,310)	$11,947	19,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,775	6,273	5,204
Deferred income taxes	(2,785)	1,067	(523)
Deferred tax asset valuation allowance	3,019	—	—
Excess tax benefit from stock-based compensation	—	(757)	(3,453)
Stock-based compensation	2,666	2,028	1,060
Amortization of premiums and discounts on investments	184	460	—
Loss on disposal of property and equipment	454	84	29
Impairment of depreciable long-lived assets	933	—	—
Impairment of goodwill	21,508	—	—
Loss on short-term investments	2	4	—
Changes in assets and liabilities:
Accounts receivable	1,907	(2,103)	(1,349)
Inventories	4,164	(1,830)	(2,772)
Prepaid expenses and other assets	2,593	(599)	(364)
Merchandise accounts payable	(4,743)	(2,783)	1,618
Accrued expenses and other current liabilities	1,730	933	4,115
Income taxes	(12,587)	(1,457)	3,218
Other liabilities	866	2,905	2,822
Net cash (used in) provided by operating activities	(13,624)	16,172	29,325
Cash flows from investing activities
Purchases of property and equipment	(17,751)	(17,714)	(9,683)
Proceeds from sale of property and equipment	—	29	—
Purchases of short-term investments	(12,897)	(25,104)	—
Proceeds from sales of short-term investments	6,133	10,880	—
Proceeds from maturities of short-term investments	6,578	13,760	—
Purchases of intangible assets	—	(179)	—
Net cash used in investing activities	(17,937)	(18,328)	(9,683)
Cash flows from financing activities
Proceeds from sale-leaseback transaction	1,665	—	—
Payments on sale-leaseback transaction	(54)	—	—
Proceeds from borrowing on line of credit	5,000	—	—
Proceeds from common stock offering, net of issuance costs	—	—	1,143
Proceeds from exercise of stock options	327	542	1,553
Excess tax benefit from stock-based compensation	—	757	3,453
Net cash provided by financing activities	6,938	1,299	6,149
Net decrease in cash and cash equivalents	(24,623)	(857)	25,791
Cash and cash equivalents
Beginning of year	41,136	41,993	16,202
End of period	$16,513	$41,136	$41,993

Supplemental Disclosures
Cash paid for interest	$12	$—	$—
Cash paid for taxes	2,256	7,586	9,625

Non-cash investing activities:
Property and equipment acquired	$3,294	$191	$123
Lease Financing	$1,495	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                          Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization

Body Central Corp. (the ‘‘Company’’) is a specialty retailer of young women’s apparel and accessories operating retail stores in the South, Southwest, Mid-Atlantic and Midwest regions of the United States. The Company operates specialty apparel stores under the Body Central and Body Shop banners as well as a direct business comprised of the Company's catalog and e-commerce website at www.bodycentral.com.
On March 12, 2012, the Company formed a new wholly owned subsidiary, Body Central Services, Inc. ("BCS") to achieve certain business objectives, including realignment of certain business operations and intercompany relationships. Effective April 1, 2012, the Company contributed all of the merchandising, marketing and information technology departments' tangible property and certain personnel to BCS in exchange for 100 shares of the Company's stock. BCS will provide merchandising, marketing and information technology services to the stores and the direct business operating segments.
Basis of presentation
The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments that might result from the occurrence of any of the uncertainties described below.
The Company's results of operations, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including material merchandise markdowns taken during the second half of fiscal 2013 to clear slow moving inventory resulting from its failure to anticipate its target customers' preferences and demand level, competitive industry conditions, and the state of the macro economy and more specifically, the fashion retail sector. These factors had a significant negative impact on our results in the second half of 2013, and the Company believes that these factors may continue to have a negative impact on its business. These conditions, should they continue, raise substantial doubt about its ability to continue as a going concern under applicable authoritative literature. For this purpose, the Company assumes that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.
The Company has historically relied on cash flows from operations to meet its cash flow requirements for continued operations and capital projects. The Company had cash available of $16.5 million and total net working capital of $24.0 million as of December 28, 2013. The Company believes that its current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund its current business plan and meet its obligations through fiscal 2014; however. the Company's ability to continue to fund operations and meet its obligations is largely dependent on its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company's current business plan assumes that its operating cash in-flows will improve in the second half of 2014 as a result of changes to its merchandising strategy which focuses on the allocation of product assortment and better managing its inventory levels to sales trends. However, the Company's failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including its ability to generate positive cash flows from operations, and consequently, its ability to fund operations, to obtain additional financing, and to repay its financing obligations.
The Company has made key changes to merchandising personnel and developed a planning and allocation team in order to streamline its product assortment and to better anticipate changes in customer preferences. Further, the Company is better managing inventory to be consistent with sales trends, allowing reductions in potential markdowns, and to optimize its store workforce.  The Company believes that these initiatives will also enable them ultimately realize higher sales levels and improved gross margins during fiscal year 2014.  If however, future comparable store sales continue to decline or do not improve consistent with our forecasts and/or the Company's direct business does not improve from the prior year, its cash flows would be materially adversely impacted.
In addition to its sales and inventory planning and management initiatives, the Company has taken several other actions to increase its liquidity during fiscal 2014 which it believes should be adequate to finance its working capital needs for through 2014. Actions have included cost reductions such as closing underperforming stores, headcount reductions, and delaying non-essential capital projects until such time as the Company can generate sufficient cash flows from operations to fund its capital expenditures. Subsequent to the fiscal year ended December 28, 2013, the Company's actions have included the following:

•	The Company closed twelve stores between December 29, 2013 and March 17, 2014 and intends to close another five stores during the remainder of fiscal year 2014.

•
During the first quarter of fiscal year 2014, the Company received a total of $13.9 million in Federal income tax refunds resulting primarily from a net operating loss carryback to fiscal years 2011 and 2012.

•
On February 6, 2014, the Company entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal, as administrative and collateral agent which provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million that was not drawn upon on the closing date. Additionally, the Credit Facility Agreement provides for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of the Company's assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire its prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.

As of March 22, 2014, the Company had $20.1 million in cash and $12.0 million drawn against eligible account receivables and inventory in our borrowing base collateral. Refer to note 14 Subsequent Events for further disclosure regarding the new credit facility.
The Company is currently seeking additional financing under sale-leaseback arrangements for capital expenditures related to the new distribution center and corporate headquarters incurred during 2013 to increase its working capital and potentially fund the completion of the new facility. Should the Company not obtain this financing, the project will continue to be postponed until such time that the Company generates positive cash flows from operations or can obtain other financing.
Principles of Consolidation
The accompanying Consolidated Financial Statements, prepared in accordance principles generally accepted in the United States of America ("GAAP"), include the assets, liabilities, stockholders' equity, revenues and expenses of the Company and its wholly-owned subsidiaries, Body Central Stores, Inc., formerly known as Body Shop of America, Inc., a Florida Corporation, Body Central Direct, Inc., formerly known as Catalogue Ventures, Inc., a Florida corporation, and Body Central Services, Inc., also a Florida corporation. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the periods presented are the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Fiscal years 2013, 2012, and 2011 include 52 week periods. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

The Company sells gift cards in its retail stores, which do not expire or lose value over periods of inactivity and accounts for gift cards by recognizing a liability at the time a gift card is sold.  The Company recognizes revenue from gift cards and gift certificates when they are redeemed by the customer.

Income from unredeemed gift certificates and gift cards is recognized when it is determined that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit unredeemed gift certificates and gift cards to relevant jurisdictions and included in other income on the Company's Consolidated Statements of Comprehensive Income.

Cash and Cash Equivalents

The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents. Included in the Company's cash equivalents are short-term credit card receivables.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, any resulting gain or loss is included in the results of operations for the respective period. Depreciation expense is recorded over the estimated useful life of the related assets using the straight-line method for financial statement purposes. The estimated useful lives generally range from three to fifteen years. The Company uses other depreciation methods (generally accelerated) for tax purposes, as appropriate.

Leasehold improvements are depreciated using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets included in financing sale-leaseback arrangements are included in Property and equipment, net of accumulated depreciation in the Consolidated Balance Sheets and are depreciated using the straight-line method over the estimated useful life of the related assets.

The Company's policy is to periodically review the estimated useful lives of its fixed assets. This review during 2013 indicated that the actual useful lives used for certain assets were shorter that the useful lives used for depreciation purposes in the Company's Consolidated Financial Statements. As a result, the Company revised the estimated useful lives of certain assets, primarily resulting from planned store closures in fiscal 2014 and the anticipated disposal of certain information technology assets. The effect of these changes was an increase depreciation expense by $608,000 for the fiscal year ended December 28, 2013.

Impairment of Depreciable Long-Lived Assets
The Company follows ASC 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Long-lived asset groups are determined based on an assessment of the lowest level for which identifiable cash flows are independent of the cash flows of other groups of assets and liabilities. Examples of events or changes in circumstances are negative cash flows from operations, projected negative cash flow from operations associated with the use of an asset or asset group (collectively, the "asset"), declines in market prices associated with an asset, etc. Once the Company has determined that a triggering event has occurred, and the intent is to hold the asset for continued use, the Company performs an evaluation to compare whether the total undiscounted cash flows are greater or less than the asset's carrying value ("recoverability test"). If the carry value is greater than the undiscounted cash flow, the Company deems the asset or asset group to be impaired. The cash flows used for determining the asset's recoverability is subjective and required significant judgment. The Company estimates the cash flows of its assets based on historical trends, internal budgets and projections, including sales, cost of goods sold, costs associated with repairs and maintenance, the primary asset's remaining useful life, expected salvage value, etc.
If the initial recoverability test indicates impairment, the Company uses an income valuation (discounted cash flow) approach to calculate the asset's fair value using the weighted-average cost of capital. To the extent that the carrying value exceeds the fair value, the Company recognizes an impairment loss, which would be included in income from operations.
During the fourth quarter 2013, the Company determined that an impairment review of its stores' fixed assets was necessary based on continued negative comparable store trends and results of operations underperforming against projections. The Company compared the undiscounted cash flows at the individual store level for recoverability and determined that 20 stores required additional analysis. The Company excluded stores which had been open less than 18 months for the analysis. In determining the discount factor to apply for assessing fair value, the Company used the weighted-average cost of capital consistent with its impairment testing of goodwill and other indefinite-lived intangible assets. Based on the results of management's assessment, the Company recognized a non-cash impairment loss related to its stores of $933,000 included in the impairment of depreciable long-lived assets on the Consolidated Statements of Comprehensive Income for the fiscal year ended December 28, 2013.
Goodwill and Other Intangible Assets
Goodwill and intangibles with indefinite lives are required by ASC 350-20 Intangibles - Goodwill and Other - Goodwill and ASC 350-30 Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill to be tested for impairment annually. The Company conducts an impairment test of its recorded goodwill and other indefinite-lived intangible assets on the balance sheet date of each fiscal year, or more frequently if impairment indicators are present resulting from a change in circumstances. Pursuant to the guidance in ASC 350, the Company first performs a qualitative analysis of its trade name and of the goodwill of the stores and direct business reporting units to determine if a quantitative analysis is necessary. This analysis considers factors such as the year over year change in its competitive retail sector, comparable store sales, catalog and e-commerce sales, stock price fluctuations, actual and forecasted sales, the Company's market value relative to its book value, debt levels, and cash (used in) provided by operations. The qualitative analysis further evaluates the progress and impact of changes in its infrastructure and refinements to the Company’s strategic objectives. If, during the qualitative analysis, the Company determines that it is more likely than not that the carrying value of the reporting unit or trade name is greater than its fair value, a quantitative analysis is performed.
When the Company determines the quantitative testing for its trade name is necessary, the Company compares the carrying value of the trade name to its fair value; if the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. In assessing the fair value of its trade name, the Company uses the relief-from-royalty discounted cash flow approach.
If the Company determines that quantitative testing for goodwill impairment is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. In assessing the fair value of its goodwill, the Company uses the discounted cash flow method.
Goodwill and indefinite-lived intangible reviews are highly subjective and involve the use of significant estimates and assumptions. These estimates and assumptions can have a significant impact on the amount of any impairment loss recorded.

The Company uses discounted cash flow methods (income valuation approach) which are dependent on future sales trends, market conditions and the cash flows from each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Forecasts consider the potential impact of certain factors including strategic growth initiatives centered on a more consistent and singular approach to branding, merchandise content and customer messaging, as well as expectations of improvements in comparable store sales trends. If these growth strategies are not achieved, the Company could experience an impairment of goodwill or intangible assets. Other significant assumptions in these forecasts include growth rates and the discount rates applicable to future cash flows.
Refer to Note 4 Goodwill and Other Intangibles for additional disclosure regarding procedures performed during fiscal 2013.
Comprehensive (Loss)Income
Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting shareholders' equity that, under GAAP, are excluded from net (loss) income. The Company has no items of other comprehensive (loss) income in any period presented. Therefore, net income as presented in the Consolidated Statements of Comprehensive (Loss) Income equals comprehensive (loss) income.
Accounting for Stock-Based Compensation
The Company has adopted the provisions of ASC 718, Compensation—Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of this statement, stock-based compensation expense is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense by the graded-vested method over the employee's requisite service period (generally the vesting period of the equity grant). As required under this guidance, the Company estimates forfeitures for options granted which are not expected to vest based on future expectations. Changes in these inputs and assumptions can materially affect the measurement of the estimated fair value of the Company's stock-based compensation expense. Stock-based compensation expense is included in selling, general and administrative expenses and cost of goods sold in the accompanying Consolidated Statements of Comprehensive Income.
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
Deferred rent is recognized when a lease contains a predetermined fixed escalation of minimum rent. The Company recognizes the related rent expense on a straight-line basis from possession date and records the differences between the recognized rental expense and the amounts payable under the lease as deferred rent. The Company records a deferred rent liability and amortizes the deferred liability as a reduction to rent expense on the Consolidated Statements of Comprehensive Income over the lease term. Deferred rent is included in other liabilities in the accompanying Consolidated Balance Sheets.
Advertising
The Company expenses advertising costs in the period in which they are incurred. Advertising expense, which is classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income, was $4.1 million, $1.3 million, and $1.1 million for fiscal years 2013, 2012 and 2011, respectively.
Income Taxes
Income taxes are accounted for pursuant to ASC 740, Income Taxes, which requires that the Company recognize deferred income taxes, which include net operating loss carry forwards and tax credit carry forwards among other items. Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are offset by deferred tax liabilities relating to nondeductible temporary differences. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences will be utilized.
The FASB issued guidance requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax assets will not be realized. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. These assumptions require significant judgment about the forecasts of future taxable income made at the time based on current and projected circumstances and conditions and are consistent with the plans and estimates used to manage the business. In accordance with the applicable accounting standards, the Company maintains a valuation allowance for a deferred tax asset when it is deemed it to be more likely than not that some or all of the deferred tax asset will not be realized. When determining the valuation allowance, the Company excludes deferred tax liabilities which are associated with indefinite lived assets as the timing of a reversal of the temporary difference cannot be known until such time that the asset is either impaired or the Company is sold. The Company recorded a valuation allowance related to its deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets. Refer to note 9 Income Taxes for further disclosure related to the valuation allowance.
The Company follows ASC 740, Income Taxes, guidance on accounting for uncertainty in income taxes. The standard prescribes a recognition threshold and measurement attributable for financial statement recognition and measurement of tax positions taken or expected to be taken in tax returns. In addition, the standard provides guidance on de-recognition, classification, and disclosure of tax positions, as well as the accounting for related interest and penalties. The Company does not have any uncertain tax provisions recorded in its Consolidated Financial Statements.
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
Contingencies
Certain conditions may exist which may result in a loss to the Company which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of the relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's Consolidated Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Reclassifications
The Company reclassified the income tax receivable for fiscal year 2012 from prepaid expenses and other current assets to conform to the presentation for fiscal year 2013 in the Consolidated Balance Sheets. This reclassification had no effect on previously reported net income.
New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-2 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The Company fully adopted the guidance during the first quarter of 2013.  There were no classification adjustments for the fiscal year ended December 28, 2013.  The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to re-calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption was permitted. The adoption of this guidance did not have a material impact on the Company's financial statements or disclosures.

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

Money market securities, which are short-term investments of excess cash, are classified as cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets.

The Company has determined the estimated fair value amounts of its financial instruments using available market information for those financial instruments which measured at fair value on a recurring basis. As of December 28, 2013, the Company held no investments in debt or equity securities. As of December 29, 2012, the Company held the following:

	December 29,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2012	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Money Market Funds	11,740	11,740	—	—
3. Property and Equipment
Property and equipment as of December 28, 2013 and December 29, 2012 consist of the following:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Furniture, fixtures, and equipment	$36,557	$21,924
Leasehold improvements	41,638	36,714
	78,195	58,638
Accumulated depreciation and amortization	(32,463)	(25,123)
Property and equipment, net	$45,732	$33,515

Depreciation and amortization expense related to property and equipment was $8.8 million, $6.2 million, and $4.6 million for fiscal years 2013, 2012 and 2011, respectively. Included in depreciation expense for fiscal year 2013, was $608,000 of accelerated depreciation related to the implementation of the new operating system for the direct operating segment and to the 17 stores which will be closed during fiscal 2014.
The Company performed a fixed asset impairment analysis on its underperforming stores for the fiscal year ended December 28, 2013 and determined that the carrying value of the fixed assets exceeded the fair value for 20 stores. The Company excluded stores which had been open less than 18 months and stores scheduled to close during fiscal 2014 from its analysis. Of the $933,000 impairment loss recognized, $528,000 was included in furniture, fixtures, and equipment and $405,000 was included in leasehold improvements.
The Company incurred costs of $18.1 million, $12.1 million and $5.7 million for capital expenditures, excluding tenant allowances of $4.2 million, $5.8 million and $4.1 million for fiscal years 2013, 2012 and 2011, respectively.
4.    Goodwill and Intangible Assets
In accordance with ASC 350 Intangibles - Goodwill and Other, the Company tests its goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if impairment indicators exist. During fiscal year 2013, the Company performed impairment analyses for its stores and direct reporting units.
Goodwill
In performing its impairment analysis, the Company developed a range of fair values for its reporting units using a discounted cash flow methodology. The discount rate applied to projected future cash flows to arrive at the present value was intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology used the Company's projections for financial performance over a nine year period. The most significant assumptions used in the discounted cash flow methodology were the discount rate, the terminal value and expected future revenues, gross margins and operating margins. Inherent in the fair value determination were certain judgments and estimates relating to future cash flows, including the Company's interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations.
Direct Business Reporting Unit
During the second quarter of 2013, the Company performed an interim impairment test over the goodwill related to its     direct business reporting unit primarily as a result of continued lower-than-expected overall growth compared to growth expectations as of June 29, 2013. These variations constituted a triggering event in which the Company determined that it was more-likely-than-not that the reporting unit's carrying value exceeded its fair value. As a result of the qualitative analysis, the Company concluded that a step 1 analysis was necessary.
The Company performed the step 1 analysis for assessing whether an impairment of the goodwill on its direct business reporting unit existed using a discounted cash flow method (income valuation approach under ASC 820). The most significant assumptions included in the fair value estimate included projected annual revenue and margins, earnings before interest, taxes, depreciation and amortization ("EBITDA"), etc. Growth assumptions were primarily based on a combination of historical performance, initial customer reaction to the changes in the merchandise mix in the catalog, decreases in catalog drops, and anticipated changes in the revenue stream mix from primarily catalogue to primarily e-commerce. In determining the discount rate, the Company used a combination of its discounted cash flow to invested capital and discounted cash flow to invested equity methodologies. Based on the results of the step 1 analysis, the Company concluded that the carrying value of the direct reporting unit exceeded its fair value. Consequently, the Company performed a step 2 analysis to determine if the carrying value of the direct business reporting unit exceeded its implied fair value.
In performing step 2 of the analysis, the Company assumes a hypothetical sale of the reporting unit to determine the residual value of its goodwill; as such, the provisions of ASC 805 Business Combinations are applied. ASC 805 requires the use of the acquisition method in determining the implied fair value of the reporting unit by estimating the fair value of the stores reporting unit’s identifiable assets and liabilities. The implied fair value considers the impact of deferred taxes and the fair value of identifiable intangible assets to determine the residual value of the reporting unit's goodwill. Based on the results of that review, the Company recorded an impairment loss for its direct reporting unit for $10.4 million as of June 29, 2013. Consequently, the direct reporting unit had no remaining goodwill.
Stores Reporting Unit
During the Company's annual impairment testing required under ASC 350 for the fiscal year ended December 28, 2013, the Company considered quantitative factors (step 0) in determining whether additional analysis was necessary for its stores reporting unit. The Company considered the following factors when considering whether it is was more-likely-than-not that the carrying value of the stores reporting unit exceeded its fair value: continued declines in comparable store sales; lower-than-expected new store sales compared to forecasts; continued negative operating cash flows; and declining profit margin resulting from significant markdowns taken during the fourth quarter. Based on the results of the qualitative analysis, the Company determined that a step 1 analysis was necessary.

The Company performed the step 1 analysis for assessing whether an impairment of goodwill on its stores reporting unit existed using a discounted cash flow method (income valuation approach under ASC 820). The most significant assumptions included in the fair value estimate included projected annual revenue and margin growth, EBITDA, etc. In determining the discount rate, the Company used a combination of its discounted cash flow to invested capital and discounted cash flow to invested equity methodologies. As result of the step 1 analysis, the Company concluded that the carrying value of the stores reporting unit exceeded its fair value. Consequently, the Company performed a step 2 analysis to determine if the carrying value of the stores reporting unit exceeded its implied fair value.

In determining the implied fair value of the stores reporting unit, the Company assumed a hypothetical sale of the reporting unit considering the impact of deferred taxes and the fair value of identifiable intangible assets to determine the residual value of the reporting unit's goodwill. The Company compared the implied fair value of the stores reporting unit to its carrying value and concluded that an impairment of the reporting unit's goodwill was required. Based on the outcome of the Step 2 analysis, the Company recorded an impairment loss for its stores reporting unit for $11.1 million as of December 28, 2013. Consequently, the stores unit had no remaining goodwill.
The changes in the carrying amount of goodwill for the years ended December 28, 2013 and December 29, 2012 are as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Goodwill, gross	$55,470	$55,470
Accumulated impairment losses	(55,470)	(33,962)
Goodwill, net of impairments	$—	$21,508

Intangibles Other Than Goodwill
In accordance with ASC 350, the Company performed its annual impairment testing for its indefinite-live intangible assets as of December 28, 2013. The Company first performed a qualitative (step 0) analysis to determine whether it was more-like-than-not that the carrying value of the Company's trade name exceeded its fair value. The Company considered factors such as the continued decline is its stock price, the significant decline in its market cap over the third and fourth quarters of 2013, and the decline in the Company’s overall financial performance as compared to the forecast, including lower-than-expected sales for both the stores and direct reporting units and an overall decline in net working capital available to fund operations. Based on the results of its qualitative analysis, the Company concluded that a step 1 analysis of its trade name was necessary.
In performing step 1 of the impairment analysis, the Company estimated the required rate of return on its working capital and fixed assets by deducting the weighted, after-tax required returns on working capital, fixed assets, and other assets from the weighted average cost of capital. The Company applied the relief-from-royalty methodology (income approach pursuant to ASC 820). In order to estimate the royalty rate, the Company considered estimated long-term sales and margin growth, third-party royalty rate data, and the relative risk of the asset. The Company applied the estimated royalty rate to projected net sales, which was tax effected to estimate the after-tax royalty stream. The Company compared the $16.6 million carrying value of the trade name to the estimated fair value calculated using the relief-from-royalty discounted cash flow method and, based on the results of this analysis, the Company concluded that the fair value of its trade name exceeded its carrying value. As such, impairment of the Company's trade name was deemed unnecessary.
Intangible assets consist of the following:

	Customer Relationships	Trade names and trademarks

Gross amount as of December 28, 2013	$585	$16,574
Accumulated amortization	(585)	—
Net amount as of December 28, 2013	$—	$16,574

Gross amount as of December 29, 2012	$585	$16,574
Accumulated amortization	(585)	—
Net amount as of December 29, 2012	$—	$16,574

Trade names and trademarks are deemed to be indefinite life intangibles and are thus not subject to amortization. Unfavorable retail leases are included in other liabilities in the Consolidated Balance Sheets.
Aggregate amortization expense related to intangible assets was $0, $117,000, and $556,000 for fiscal years 2013, 2012 and 2011, respectively.
5. Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Accrued payroll and related taxes	$5,241	$4,611
Accrued occupancy	4,162	3,529
Taxes, other than income taxes	1,314	1,815
Gift certificates and store merchandise credits	1,571	2,661
Other	12,335	7,116
Total accrued expenses and other current liabilities	$24,623	$19,732

6. Commitments and Contingencies
Operating Leases
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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating and capital leases as of December 28, 2013, are as follows:

Fiscal Year	(in thousands)
2014	$25,961
2015	23,838
2016	21,173
2017	16,566
2018	11,155
Thereafter	13,727
Total	$112,420

Rent expense under non-cancelable operating leases was as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Minimum rentals	$28,569	$24,965	$20,957
Contingent rentals	1,311	2,515	3,055
Total rent expense	$29,880	$27,480	$24,012
Employment Contracts
The Company is subject to employment agreements with certain executives, which provide for compensation and other certain benefits. The agreements also provide for severance payments under certain circumstances.
Litigation

The Company is involved in various legal proceedings incidental to the conduct of its business. In the opinion of management, based on the advice of external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Legal fees related to legal proceedings are included in selling, general, and administrative expenses in the Consolidated Statements of Comprehensive (Loss) Income.

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against the Company and certain of the Company’s current and former officers and directors.  The amended complaint, filed on February 22, 2013, on behalf of persons who acquired the Company’s stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period.  The complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.  On March 19, 2014, the United States District Court for the Middle District of Florida granted the defendants' motion to dismiss. The court gave plaintiffs leave to file an amended complaint within 21 days. The Company believes that the complaint lacks merit and will continue to defend its position vigorously should an amendment be filed. The Company does not believe that the outcome of the class action will have a material adverse effect on the business, financial statements, or disclosures.

7.     Sale-Leaseback Agreement
On November 12, 2013, the Company entered into a sale-leaseback arrangement to finance its information technology initiatives. Under the agreement, the Company is leasing back the property and equipment from the buyer/lessor over a period of four years, upon which, the Company will exercise the bargain purchase option to repurchase the property and equipment. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company's Consolidated Balance Sheets and will continue to be depreciated over the assets' useful lives. A financing obligation in the amount of $3.2 million representing the proceeds has been recorded under "Financing obligation, sale leaseback" on the Company's Consolidated Balance Sheets and is being reduced based on the payments under the lease. The minimum annual rental payments are as follows:

Fiscal Year	(in thousands)
2014	$887
2015	887
2016	887
2017	887
Total minimum payments	$3,548
Amounts representing interest	388
Financing obligation, sale-leaseback	$3,160

8.                            Debt

On January 20, 2012, the Company entered into a Line of Credit Agreement with BB&T that provided for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows BB&T to increase the facility up to $20 million at its sole discretion.  The facility had an original maturity date of May 5, 2013.  The facility bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

On March 8, 2013, the Company renewed the Line of Credit Agreement; the renewed facility has a maturity date of March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.
As of December 28, 2013, the Company was in compliance with all covenants. The Company had $5.0 million in direct borrowings under the revolving credit facility as of December 28, 2013. The fair value of debt borrowings under the line of credit approximates its carrying value.

On February 6, 2014, the Company entered into a new asset based credit agreement with Crystal In connection with entering into the new credit agreement, the Company paid all amounts owed under and retired the Company’s credit facility with BB&T. Refer to Note 14 Subsequent Events for further disclosure regarding the new credit facility.

9.                            Income Taxes
The components of the income tax (benefit) provision for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 are as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands)
Current
Federal	$(9,771)	$5,745	$10,928
State	(528)	575	1,520
	(10,299)	6,320	12,448
Deferred
Federal	(839)	1,139	(280)
State	1,090	(72)	(243)
	251	1,067	(523)
Total (benefit from) provision for income taxes	$(10,048)	$7,387	$11,925

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax asset related to operations as of December 28, 2013 and December 29, 2012 are as follows:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012
	(in thousands)
Gross deferred tax assets:
Reserves	$19	$16
Accrued expenses	760	779
Inventory	1,362	1,165
Stock-based compensation	1,324	893
Restricted Stock	479	216
Net operating losses	994	2
Other	1,622	1,130
Gross deferred tax assets before valuation allowance	6,560	4,201
Less: valuation allowance	(3,019)	—
Deferred tax asset, net of valuation allowance	3,541	4,201
Gross deferred tax liabilities:
Intangibles	(6,324)	(6,245)
Property and equipment	(807)	(1,295)
Gross deferred tax liabilities	(7,131)	(7,540)
Net deferred tax liability	$(3,590)	$(3,339)

The Company recognizes deferred tax assets based upon its belief that it is more likely than not that a tax benefit associated with temporary differences will be utilized. At December 28, 2013, the Company assessed a valuation allowance of $3.0 million against its deferred tax assets of which $1.0 million related to state tax net operating loss carry forwards included in the Company’s inventory. The Company concluded, based on its evaluation of the information available, that it was more likely than not that the deferred tax assets would not be recognized over the next twelve months. In evaluating the expectation of realization of deferred tax assets, management considers expectation concerning trends in earnings, taxable income in recent years, the future reversal of temporary differences and the availability of tax planning strategies that could be implemented if required. The Company assessed the valuation allowance on its deferred tax asset position without consideration of the $6.3 million deferred tax liability related to the indefinite-lived intangible asset. The Company has approximately $10.0 million in carryback potential related to the 2012 fiscal year to offset future losses; as such, the Company believes it is more likely than not that $3.5 million of the deferred tax asset will be realizable for future losses based on statutory rates. A change in the valuation allowance can occur if, based on new available information, there is a change in management’s assessment of the amount of the net deferred tax assets that is expected to be realized.

As March 17, 2013, the Company is currently not under examination by any significant taxing authorities and the tax years that remain subject to examination by major tax jurisdictions under the statute of limitations are for the fiscal years ended December 31, 2011 and forward. The effective rate differs from the statutory rate due to the following items:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Amount computed using statutory rates	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.1	3.1	4.0
Impairment of goodwill	(14.4)	—	—
Change in valuation allowance	(5.8)	—	—
Other	1.3	0.1	(1.3)
Provision for income tax rate	19.2%	38.2%	37.7%

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when they change as the result of the evaluation of new information. The Company has no uncertain tax positions which would result in a related income tax liability as of December 28, 2013.

10.                  Stock-Based Compensation Plan

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

Stock-based compensation expense of $2.8 million, $1.3 million, $341,000, and net of forfeitures, for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, is included in selling, general and administrative expenses and $(101,000), $730,000 , and $719,000 for the fiscal year ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively, is included in cost of goods sold on the Company’s Consolidated Statements of Comprehensive (Loss) Income. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, was calculated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Expected option term (1)	6.25 years	6.25 years	6.25 years
Expected volatility factor (2)	64.28%	66.30%	65.8%
Risk-free interest rate (3)	1.2%	1.0%	1.4%
Expected annual dividend yield	0%	0%	—%

(1) Since there was not sufficient historical information for grants with similar terms, the simplified or “plain-vanilla” method of estimating option life was utilized.

(2) The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies’ common stock over the most recent period equal to the expected option life of the grant. The Company uses peer companies’ volatility because there is not sufficient historical data to calculate volatility since the Company has been public approximately three years and the expected term is over six years. These peer companies represent other publicly traded retailers in the female fashion segment.

(3) The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same duration to maturity as the expected term of the option as of the grant date.

A summary of stock option activity for the fiscal year ended December 28, 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				in ‘000s
Outstanding as of December 29, 2012	505,297	$13.21
Granted	665,651	8.78
Exercised (1)	(98,501)	3.32
Expired	(12,739)	18.76
Forfeited	(112,177)	16.78
Outstanding as of December 28, 2013	947,531	$10.63	8.55 years	$1
Exercisable as of December 28, 2013	166,212	$15.41	6.11 years	$1

(1) The fair value of options exercised during the fiscal year ended December 28, 2013 was $927,000.

A summary of the status of non-vested options awards as of December 28, 2013 including changes during the fiscal year ended December 28, 2013, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 29, 2012	331,832	$9.07
Granted	665,651	5.22
Vested	(103,987)	8.36
Forfeited	(112,177)	10.02
Nonvested as of December 28, 2013	781,319	$5.75

Total compensation cost related to non-vested stock option awards not yet recognized was $2.4 million as of December 28, 2013, and is expected to be recognized over a weighted-average remaining period of 3.1 years.

Restricted Stock Awards

A summary of the status of non-vested restricted stock awards as of December 28, 2013, including changes during the fiscal year ended December 28, 2013, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards as of December 29, 2012	61,075	$21.43
Granted	277,095	9.39
Vested (1)	(28,982)	16.89
Forfeited	(42,904)	18.10
Restricted stock awards as of December 28, 2013	266,284	$9.93

(1) The fair value of restricted stock awards vested during the fiscal year ended December 28, 2013 was $321,000.

As of December 28, 2013, unrecognized compensation expense of $1.4 million related to non-vested restricted stock awards is expected to be recognized over a weighted-average remaining period of 3.0 years.

11.                         Earnings Per Share

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

The following table shows the amounts used in computing (loss) earnings per share and the effect on net (loss) income and the weighted-average number of shares potentially dilutive to common stock:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
	(in thousands, except share and per share data)
Net (loss) income as reported	$(42,310)	$11,947	$19,720
Net (loss) income attributable to common shareholders	$(42,310)	$11,947	$19,720

Weighted-average basic common shares	16,337,959	16,187,530	15,780,908
Impact of dilutive shares
Stock options	—	143,374	437,474
Restricted stock	—	11,955	—
Weighted-average dilutive common shares	16,337,959	16,342,859	16,218,382

Per common share:
Net (loss) income per common share - basic	$(2.59)	$0.74	$1.25
Net (loss) income per common share - dilutive	$(2.59)	$0.73	$1.22

 For the fiscal year ended December 28, 2013, diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation as their effect is antidilutive. Common share equivalents of 59,969 shares were excluded from the computation of weighted-average diluted common share amounts for the fiscal year ended December 28, 2013 that could potentially dilute basic earnings per share in the future.

Equity awards to purchase 13,500 and 183,916 shares of common stock for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, were outstanding, but were not included in the computation of weighted-average diluted common share amounts, as the effect of doing so would have been anti-dilutive.

12. Quarterly Results (Unaudited)
The following table presents summarized unaudited quarterly financial results of operations for the Company for fiscal years 2013 and 2012. The Company believes all necessary adjustments have been included in the amounts stated below to present fairly the following selected information when read in conjunction with the Consolidated Financial Statements and

Notes thereto included elsewhere herein. Future quarterly operating results may fluctuate depending on a number of factors. Results for any particular quarter are not necessarily indicative of results of operations a full fiscal year or any other quarter.

	Fiscal Year 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$81,403	$75,147	$60,833	$66,177
Gross profit	27,643	20,622	11,141	13,357
Net income (loss)	2,697	(12,768)	(8,981)	(23,258)
Net income (loss) per common share—basic	$0.17	$(0.78)	$(0.55)	$(1.42)
Net income (loss) per common share—dilutive	$0.17	$(0.78)	$(0.55)	$(1.43)

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net revenues	$82,681	$79,355	$67,920	$81,002
Gross profit	29,262	24,733	21,521	24,529
Net income	5,939	3,449	153	2,406
Net income per common share—basic	$0.37	$0.21	$0.01	$0.15
Net income per common share—dilutive	$0.36	$0.21	$0.01	$0.15
Non-comparable information
The Company recorded goodwill impairment losses of $10.4 million and $11.1 million in the fiscal quarters ended June 29, 2013 and December 28, 2013, respectively. Refer to note 4 Goodwill and Other Intangibles for additional disclosure related to the impairment losses.
The Company recorded an impairment loss of $933,000 related to the fixed assets of its underperforming stores in the fiscal quarter ended December 28, 2013.
The Company recorded a valuation allowance against its deferred tax assets in the amount of $3.0 million in the fiscal quarter ended December 28, 2013.
13.                            Related Parties

The Company leases office and warehouse space under a lease agreement dated October 1, 2006 with a company that is owned by former members of management and of the Board of Directors.  Included in that group is Beth Angelo, former Chief Merchandising Officer and Director, who formally separated from the Company in February 2013 but had a consulting agreement through August 2013.  The lease expires on October 1, 2016. The Company incurred rent expense of $492,000, $482,000, and $467,000 for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011 respectively, related to this lease.

14.    Subsequent Events

Senior Credit Facility
On February 6, 2014, the Company entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal, as administrative and collateral agent.
The Credit Facility Agreement provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million that was not drawn upon on the closing date. Additionally the Credit Facility Agreement provides for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of our assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire our prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.
Borrowings under the Credit Facility Agreement bear interest at the 90-day LIBOR rate plus 8.0%. The continuing availability of the loans extended under term loan facility and the amounts committed under the revolving facility is subject to maintenance of specified borrowing base requirements. The borrowing base is calculated as 100% of the net orderly liquidation value ("NOLV") of eligible inventory plus 95% of eligible receivables and cash in blocked accounts, plus 50% of the NOLV of equipment less availability reserves and a $3 million availability block. The Company is subject to an unused facility fee of 0.50% on the unused portion of the revolving facility. An early termination fee of the greater of a make-whole amount and 3.00% applies if the term loan facility is prepaid or if the commitments under the revolving facility are permanently reduced within the first year; a 2.00% fee is applicable if such a prepayment or permanent reduction occurs during the second year. There is no such fee payable after the second year.
The Credit Facility Agreement includes terms and conditions for cash dominion events which may be triggered by any of the following: (1) the occurrence and continuance of any event of default, (2) outstanding borrowings under the revolving credit facility, or (3) a failure by the Company to maintain unrestricted cash in an amount of at least $6.5 million for three consecutive business days or $3.5 million at any time. Unrestricted cash for the purposes of triggering a cash dominion event is calculated as the sum of the amount of unrestricted cash plus cash collateral in the amount of $1.5 million delivered to, and maintained by, BB&T.

The Credit Facility Agreement includes standard terms and conditions, limitations and specified exclusions with regard to the Company's ability to, among other things: incur debt and contingent obligations; create liens; sell, transfer, license, lease or otherwise dispose of property; expand or contract their retail operations beyond certain specified levels; make investments, loans and advances; engage in certain mergers and consolidations; issue equity securities; engage in speculative transactions; make distributions and dividends; and engage in transactions with affiliates. There are no financial covenants under the Credit Facility Agreement.

The Credit Facility Agreement contains standard terms and conditions related to events of default, which are subject to specific thresholds and, in certain cases, cure periods. If an event of default occurs and is continuing under the Credit Facility Agreement, Crystal may, among other things, terminate their obligations to lend under the Credit Facility Agreement and require the Company to repay all amounts owed under the credit facilities.

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
Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2013. In making this assessment, management applied the criteria based on the 1992 "Internal Control—Integrated Framework" set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company's internal control over financial reporting. Based upon this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 28, 2013.
PricewaterhouseCoopers LLP, the Company's independent registered certified public accounting firm, has audited the financial statements included herein and issued an audit report on the Company's internal control over financial reporting as of December 28, 2013.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.
The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website, www.bodycentral.com, under "Investor Relations, Corporate Governance" and in print to any person who requests it. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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
The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 28, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,213,815	$10.63	386,131
Equity compensation plans not approved by security holders	—	—	—
Total	1,213,815	$10.63	386,131

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
3.1
Third Amended and Restated Certificate of Incorporation of Body Central Corp. as amended May 25, 2011 (incorporated by reference to Exhibit 3.1 to Form 10-K filed on March 15, 2012 for the year ended December 31, 2011).

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

10.1†	Amended and Restated 2006 Equity Incentive Plan (incorporated by reference from Appendix B to the Company’s definitive proxy statement filed April 11, 2011)
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

10.8†
Incentive Stock Option Agreement, dated October 12, 2009, between Body Central Acquisition Corp. and Beth Angelo (incorporated by reference from Amendment No. 1 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on August 17, 2010). [Shares fully vested on 2/7/12]

10.9†
Employment Agreement dated November 27, 2007, among Body Shop of America, Inc., Catalogue Ventures, Inc. and Richard L. Walters (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).

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

10.13†	Employment Term Sheet dated June 1, 2011 between Body Central Corp. and Matthew Swartwood (incorporated by reference to Exhibit 10.13 to Form 10-K filed on March 15, 2012)
10.14†	Employment Agreement dated September 7, 2011 between Body Central Corp. and Thomas W. Stoltz (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 15, 2011)
10.15†	Amendment to Employment Agreement dated August 16, 2012 between Body Central Corp. and Thomas W. Stoltz (incorporated by reference to Form 8-K filed August 22, 2012)
10.16†
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

10.18†	Form of Restricted Stock Award Agreement under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Form 10-K filed on March 15, 2012)
10.19	Line of Credit Agreement with Branch Banking and Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
10.20†	Employment Agreement dated as of February 4, 2013 between Body Central Corp. and Brian Woolf (incorporated by reference from Form 8-K filed February 8, 2013).
10.21†	Non-Qualified Stock Option Agreement Non-Plan Inducement Grant between the Company and Brian Woolf dated as of February 5, 2013 (incorporated by reference from Form 8-K filed February 8, 2013).
10.22†	Restricted Stock Award Agreement dated as of February 5, 2013 between Body Central Corp. and Brian P. Woolf (incorporated by reference from Form 8-K filed February 8, 2013).
10.23	Indemnification Agreement dated as of February 5, 2013 between Body Central Corp. and Brian P. Woolf (incorporated by reference from Form 8-K filed February 8, 2013).
10.24
Warehouse Space Lease Agreement between GIV Imeson, LLC and Body Central Stores, Inc. dated as of January 15, 2013. Guaranty of Lease between the Company and GIV Imeson, LLC dated as of January 15, 2013.

10.25†	Separation Agreement dated as of February 22, 2013 between Body Central Corp. and Beth R. Angelo (incorporated by reference from Exhibit 3.1 to Form 8-K filed February 28, 2013).
10.26†	First Amendment to Term Sheet dated as of February 12, 2013.
10.27†	Amendment to Employment Agreement dated as of August 16, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 22, 2012).
10.28†	Amendment to Amended and Restated 2006 Equity Incentive Plan dated August 23, 2012 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 8, 2012).
10.29
Credit Agreement, dated as of February 6, 2014, among Body Central Corp., the other Borrowers party thereto, Crystal Financial LLC and other signatories thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 7, 2014).

10.30†	Separation Agreement, dated as of January 14, 2014, among Body Central Corp. and Andrea Jackson
14.1	Code of Business Conduct and Ethics (incorporated by reference from Amendment No. 3 to the Registration Statement (Registration No. 333-168014) on Form S-1 filed on September 30, 2010).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered certified public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
XBRL (extensible Business Reporting Language). The following materials from Body Central Corp.’s Annual Report on Form 10-K for the year ended December 28, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2014

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

Signature	Title	Date

/s/ BRIAN WOOLF	Chief Executive Officer and Director	March 26, 2014
Brian Woolf	(Principal Executive Officer)
/s/ THOMAS W. STOLTZ	Chief Operating Officer, Chief Financial Officer and Treasurer	March 26, 2014
Thomas W. Stoltz	(Principal Financial Officer)
/s/ TIMOTHY J. BENSON	Senior Vice President, Finance	March 26, 2014
Timothy J. Benson	(Principal Accounting Officer)
/s/ DONNA R. ECTON	Chairman of the Board of Directors	March 26, 2014
Donna R. Ecton
/s/ JENNIFER CRITES SALOPEK	Director	March 26, 2014
Jennifer Crites Salopek
/s/ SCOTT M. GALLIN	Director	March 26, 2014
Scott M. Gallin
/s/ ROBERT GLASS	Director	March 26, 2014
Robert Glass
/s/ DAVID A. KATZ	Director	March 26, 2014
David A. Katz