Form 10-Q
period 2014-03-29
BODY CENTRAL CORP
filed 2014-05-08
CIK 1379246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2014 was 16,619,814 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, all of which are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of, or indicate future events and future trends.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected; some important factors include, but are not limited to, the following:

•	expectations regarding our ability to continue as a going concern;

•	our ability to obtain financing or to generate sufficient cash flows to support operations;

•	our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	the dislocation of customers that may occur as a result of strategic changes to marketing or merchandise selections;

•	failure to successfully execute marketing initiatives to drive core customers into our stores and to our website;

•	failure to successfully execute our growth strategy;

•	changes in consumer spending and general economic conditions;

•	changes in Federal and state tax policy on our customers;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	failure of our stores to achieve sales and operating levels consistent with our expectations;

•	failure to successfully execute our direct business segment initiatives;

•	our dependence on a strong brand image;

•	failure of our information technology systems to support our business;

•	failure to successfully integrate new information technology systems to support our business;

•	our dependence upon key executive management or our inability to hire or retain additional personnel;

•	changes in payments terms, including reduced credit limits and/or requirements to provide advance payments to our vendors;

•	disruptions in our supply chain and distribution facility;

•	disruptions in our operations due to the transition to our new distribution center and corporate office;

•	our reliance upon independent third-party transportation providers for all of our product shipments;

•	hurricanes, natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	the seasonality of our business;

•	increases in the costs of fuel, or other energy, transportation or utilities costs as well as in the costs of raw materials, labor and employment;

•	the impact of governmental laws and regulations, including tax policy, and the outcomes of legal proceedings;

•	restrictions imposed by lease obligations on our current and future operations;

•	our failure to maintain effective internal controls; and

•	our inability to protect our trademarks or other intellectual property rights.
 Body Central Corp. (herein “we”, “our”, “us”, or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BODY CENTRAL CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Fiscal Periods Ended
	March 29, 2014	December 28, 2013	March 30, 2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$18,907	$16,513	$37,146
Short-term investments	—	—	6,293
Accounts receivable	905	2,803	3,665
Inventories	23,748	18,807	26,756
Income tax receivable	862	14,802	1,208
Prepaid expenses and other current assets	5,368	2,055	4,818
Restricted Cash	1,500	—	—
Deferred tax asset	3,326	3,323	1,905
Total current assets	54,616	58,303	81,791
Property and equipment, net of accumulated depreciation of $32,607, $32,463, and $26,544	45,788	45,732	34,446
Goodwill	—	—	21,508
Intangible assets, net of accumulated amortization of $585, $585, and $3,810	16,574	16,574	16,574
Other assets	1,142	353	299
Total assets	118,120	120,962	154,618
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	9,099	8,972	15,724
Accrued expenses and other current liabilities	24,578	24,623	20,210
Financing obligation, sale-leaseback, current portion	748	737	—
Total current liabilities	34,425	34,332	35,934
Other liabilities	10,632	11,358	10,001
Financing obligation, sale-leaseback, net of current portion	2,127	2,369	—
Notes payable	12,000	5,000	—
Deferred tax liability	6,566	6,913	5,354
Total liabilities	65,750	59,972	51,289
Commitments and contingencies	—	—	—
Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,620,618 shares issued and outstanding as of March 29, 2014, 16,631,118 shares issued and outstanding as of December 28, 2013, and 16,435,685 shares issued and outstanding as of March 30, 2013	17	17	16
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid-in capital	99,618	98,985	96,312
Accumulated (deficit) earnings	(47,265)	(38,012)	6,998
Accumulated other comprehensive income, net of tax	—	—	3
Total stockholders’ equity	52,370	60,990	103,329
Total liabilities and stockholders’ equity	$118,120	$120,962	$154,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
	(In thousands, except share data)
Net revenues	$59,747	$81,403
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	43,585	53,760
Gross profit	16,162	27,643
Selling, general and administrative expenses	23,486	22,003
Depreciation and amortization	2,087	1,762
(Loss) income from operations	(9,411)	3,878
Interest expense	(244)	(67)
Interest income	18	68
Other income, net	39	29
(Loss) income before income taxes	(9,598)	3,908
Benefit from (provision for) income taxes	345	(1,211)
Net (loss) income	$(9,253)	$2,697

Net (loss) income per common share:
Basic	$(0.56)	$0.17
Diluted	$(0.56)	$0.17
Weighted-average common shares outstanding:
Basic	16,379,884	16,240,949
Diluted	16,379,884	16,318,135
Other comprehensive income:
Other comprehensive income, net of tax	—	3
Comprehensive (loss) income	$(9,253)	$2,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirteen Weeks Ended
Q Dates:	March 29, 2014	March 30, 2013
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(9,253)	$2,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,087	1,762
Deferred income taxes	(350)	110
Stock-based compensation	633	282
Amortization of premiums and discounts on investments, net	—	29
Loss on disposal of property and equipment	13	20
Changes in assets and liabilities:
Accounts receivable	1,898	1,045
Inventories	(4,941)	(3,785)
Prepaid expenses and other assets	(4,102)	(119)
Merchandise accounts payable	127	2,009
Accrued expenses and other current liabilities	1,628	(14)
Income taxes	13,940	1,005
Other liabilities	(726)	—
Net cash provided by operating activities	954	5,041
Cash flows from investing activities
Payments for purchases of property and equipment	(3,829)	(2,713)
Purchases of short-term investments	—	(6,318)
Change in restricted cash	(1,500)	—
Net cash used in investing activities	(5,329)	(9,031)
Cash flows from financing activities
Payments on sale-leaseback transaction	(231)	—
Payments on line of credit	(5,000)	—
Proceeds from long-term debt	12,000	—
Net cash provided by financing activities	6,769	—
Net increase (decrease) in cash and cash equivalents	2,394	(3,990)
Cash and cash equivalents
Beginning of year	16,513	41,136
End of period	$18,907	$37,146

Non-cash investing activities:
Property and equipment acquired	$951	$—

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the occurrence of any of the uncertainties described below.
The Company's results of operations, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including material merchandise markdowns taken during the second half of fiscal 2013 to clear slow moving inventory resulting from its failure to anticipate its target customers' preferences and demand level, competitive industry conditions, and the state of the macro economy and more specifically, the fashion retail sector. During the first quarter of 2014, the Company continued to experience decreased demand in both its stores and direct business operating segments. These factors had a significant negative impact on the Company's results in the second half of 2013 and during the first quarter of 2014, and the Company believes that these factors may continue to have a negative impact on its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern under applicable authoritative literature. For this purpose, the Company assumes that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.
The Company has historically relied on cash flows from operations to meet its cash flow requirements for continued operations and capital projects; however, during the second half of fiscal 2013 and the first quarter of fiscal 2014, the Company entered into financing arrangements to supplement its working capital needs. The Company had unrestricted cash available of $18.9 million, restricted cash of $1.5 million, and total net working capital of $20.2 million as of March 29, 2014. The Company believes that its current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund its current business plan and meet its obligations throughout fiscal 2014; however, the Company's ability to continue to fund operations and meet its obligations is largely dependent on its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand. The Company's current business plan assumes that its operating cash in-flows will improve in the second half of 2014 as a result of changes to its merchandising strategy which focuses on the allocation of product assortment and inventory management. However, the Company's failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including its ability to generate positive cash flows from operations, and consequently, its ability to fund operations, to obtain additional financing, and to repay its financing obligations.
The Company has made key changes to its merchandising personnel and has developed a planning and allocation team in order to streamline its product assortment and to better anticipate changes in customer preferences. The Company believes that these initiatives will also facilitate the realization of higher sales levels and improved gross margins during fiscal year 2014.  If however, future comparable store sales continue to decline or do not improve consistent with its forecasts and/or the Company's direct business does not improve from the prior year, its cash flows would be materially adversely impacted.
In addition to its sales and inventory planning and management initiatives, the Company has taken several other actions to increase its liquidity during fiscal 2014 which it believes should be adequate to finance its working capital needs throughout fiscal 2014. Actions have included cost reductions such as closing underperforming stores, headcount reductions, and delaying non-essential capital projects until such time as the Company can generate sufficient cash flows from operations to fund its capital expenditures. During the first quarter of 2014, significant changes in the Company's liquidity position have included the following:

•	The Company closed twelve stores during the thirteen weeks ended March 29, 2014 and intends to close at least five more stores during the remainder of fiscal year 2014.

•	The Company received a total of $13.9 million in Federal income tax refunds resulting primarily from a net operating loss carryback of 2013 losses to fiscal years 2011 and 2012.

•
On February 6, 2014, the Company entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal Financial Corp. ("Crystal"), as administrative and collateral agent which provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million that has not been drawn upon. Additionally, the Credit Facility Agreement provides for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of the Company's assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire its prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.

As of May 5, 2014 the Company had $12.7 million in cash, $12.0 million drawn against eligible account receivables and inventory of its borrowing base collateral, and $5.0 million available on its revolving line of credit. Refer to note 5. Debt herein for further disclosure regarding the new credit facility.
On April 18, 2014, the Company retained Houlihan Lokey Capital, Inc. as its financial advisor and/or placement agent to provide financial advisory and investment banking services and to assist the Company in analyzing and considering a wide range of financing, transactional and strategic alternatives. The Company can give no assurance that a transaction of any kind will occur. The Company does not intend to disclose developments regarding the consideration of financing, transactional and strategic alternatives unless and until the Company’s board of directors has approved a specific transaction.
Principles of Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The fiscal year-end December 28, 2013 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures under GAAP. Accordingly, these unaudited Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week periods ended March 29, 2014 and March 30, 2013, respectively. The 2014 fiscal year ending January 3, 2015, includes 53 weeks of operations. The 2013 and 2012 fiscal years ended December 28, 2013 and December 29, 2012, respectively, included 52 weeks of operations.
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
The Company sells gift cards in its stores, which do not expire or lose value over periods of inactivity and accounts for gift cards by recognizing a liability at the time a gift card is sold.  The Company recognizes income from gift cards and gift certificates when they are redeemed by the customer.
Income from unredeemed gift certificates and gift cards is recognized when it is determined that the likelihood of the gift certificate or gift card being redeemed is remote and when there is no legal obligation to remit unredeemed gift certificates and gift cards to relevant jurisdictions. Income from unredeemed gift certificates and gift cards is included in other income on the Company's unaudited Condensed Consolidated Statements of Comprehensive Income.
Cash and Cash Equivalents
The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents. Included in the Company's cash equivalents are short-term credit card receivables.
Restricted Cash
The Company classifies cash and cash equivalents not available for funding operations as restricted cash. As of March 29, 2014, the Company had $1.5 million of restricted cash on its balance sheet classified as a noncurrent asset. This cash serves as collateral for its asset based credit facility and is held in custody with Branch Banking & Trust ("BB&T").
On April 18, 2014, the $1.5 million of restricted cash held in custody with BB&T was released from restriction and is available for funding operations.
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
Debt Issuance Costs
Debt issuance costs are deferred and amortized over the contractual life of the underlying loan using the straight-line method. The amortization resulting from the use of this method does not result in interest expense that is materially different from interest expense under the interest method.
The Company incurred $1.2 million in financing costs related to Crystal Facility Agreement. The short-term and long-term portions of the unamortized costs are included in prepaid expenses and other assets and in other assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
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

The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the unaudited Consolidated Statements of Comprehensive (Loss) Income.
Goodwill and Other Intangible Assets
Goodwill and intangibles with indefinite lives are required by ASC 350-20 Intangibles - Goodwill and Other - Goodwill and ASC 350-30 Intangibles - Goodwill and Other - General Intangibles Other Than Goodwill to be tested for impairment at least annually. The Company conducts an impairment test of its recorded goodwill and other indefinite-lived intangible assets on the balance sheet date of each fiscal year, or more frequently if impairment indicators are present resulting from a change in circumstances. Pursuant to the guidance in ASC 350, the Company first performs a qualitative analysis of its trade name and of the goodwill of the stores and direct business reporting units to determine if a quantitative analysis is necessary. This analysis considers factors such as the year over year change in its competitive retail sector, comparable store sales, catalog and e-commerce sales, stock price fluctuations, actual and forecasted sales, the Company's market value relative to its book value, debt levels, and cash provided by operations. The qualitative analysis further evaluates the progress and impact of changes in its infrastructure and refinements to the Company’s strategic objectives. If, during the qualitative analysis, the Company determines that it is more likely than not that the carrying value of the reporting unit or trade name is greater than its fair value, a quantitative analysis is performed.
During the fiscal year ended December 28, 2013, the Company recorded impairment losses on its goodwill of $10.4 million and $11.1 million for its direct business reporting unit and its stores reporting unit, respectively. Consequently, the Company has no remaining goodwill.
When the Company determines quantitative testing for its trade name is necessary, the Company compares the carrying value of the trade name to its fair value; if the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. In assessing the fair value of its trade name, the Company uses the relief-from-royalty discounted cash flow approach.
Reviews under ASC 350 are highly subjective and involve the use of significant estimates and assumptions. These estimates and assumptions can have a significant impact on the amount of any impairment loss recorded. The Company uses discounted cash flow methods (income valuation approach) which are dependent on future sales trends, market conditions and the cash flows from each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Forecasts consider the potential impact of certain factors including strategic growth initiatives centered on a more consistent and singular approach to branding, merchandise content and customer messaging, as well as expectations of improvements in comparable store sales trends. If these growth strategies are not achieved, the Company could experience an impairment of goodwill or intangible assets. Other significant assumptions in these forecasts include growth rates and the discount rates applicable to future cash flows.
The Company performed a valuation of its trade name at the end of fiscal year 2013 and, based on the results of that valuation, concluded that the fair value exceed the carrying value and that an impairment of the trade name intangible asset was unnecessary. The Company does not believe that there have been any changes in circumstance or events which would require an interim review of the Company's trade name for the thirteen weeks ended March 29, 2014.
Reclassifications
The Company reclassified its income tax receivable for the period ended March 30, 2013 from prepaid expenses and other current assets to conform to the presentation for the periods ended March 29, 2014 and December 28, 2013 in the unaudited Condensed Consolidated Balance Sheets. Additionally, the Company reclassified interest expense and interest income to reflect the gross presentation for the thirteen weeks ended March 30, 2013 to conform to the presentation for the thirteen weeks ended March 29, 2014 in the unaudited Condensed Consolidated Statements of Comprehensive Income.

Recently Issued Accounting Standards
In February 2013, the FASB issued ASU No. 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-2 requires presentation of reclassification adjustments from each component of accumulated other comprehensive income either in a single note or parenthetically on the face of the financial statements, for those amounts required to be reclassified into net income in their entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety in the same reporting period, cross-reference to other disclosures is required. The Company fully adopted the guidance during the first quarter 2013.  There were no classification adjustments for the thirteen week period ended March 29, 2014.  The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.
In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to re-calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material impact on the Company's financial statements or disclosures.
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

The Company’s material financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, and debt. The fair values of cash, accounts receivable, accounts payable and accrued expenses are equal to their carrying values based on their liquidity.

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

The Company has determined the estimated fair value amounts of its financial instruments using available market information for those financial instruments that are measured at fair value on a recurring basis. As of March 29, 2014, the Company held no investments in debt or equity securities. As of March 30, 2013, the Company held the following:

	March 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Municipal Bonds	$12,854	$—	$12,854	$—
Money Market Funds	3,464	3,464	—	—
Certificates of Deposit	248	248	—	—
Total	$16,566	$3,712	$12,854	$—

3.                            Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 3.6% and 31.0% for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. The decrease for the thirteen weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013 was primarily due to a $3.4 million increase in the valuation allowance recorded by the Company against its deferred tax asset and the expiration of the Work Opportunity Tax Credit ("WOTC") at the end of fiscal year 2013. As of March 29, 2014, the WOTC had not been renewed for fiscal 2014. As of March 29, 2014, the valuation allowance against the Company's deferred tax asset was $6.4 million.

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Amount computed using statutory rates	35.0%	35.0%
State and local income taxes, net of federal benefit	3.9	2.5
Change in valuation allowance	(35.1)	—
Other	(0.2)	(6.5)
Provision for income tax rate	3.6%	31.0%

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when they change as the result of the evaluation of new information. The Company has no uncertain tax positions which would result in a related income tax liability as of March 29, 2014.

4.                            Leases

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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of March 29, 2014, are as follows:

Fiscal Year	(in thousands)
2014 remaining	$19,691
2015	24,009
2016	21,379
2017	16,748
2018	11,402
Thereafter	14,616
Total	$107,845

Sale-Leaseback Agreement
On November 12, 2013, the Company entered into a sale-leaseback arrangement to finance its information technology initiatives. Under the agreement, the Company is leasing back the property and equipment from the buyer/lessor over a period of four years, upon which, the Company intends to exercise the bargain purchase option to repurchase the property and equipment. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company's unaudited Condensed Consolidated Balance Sheets and will continue to be depreciated over the assets' useful lives. A financing obligation, net of repayments, in the amount of $2.9 million recorded under "Financing obligation, sale leaseback" on the Company's unaudited Condensed Consolidated Balance Sheets and is being reduced based on the payments under the lease. The minimum annual rental payments are as follows:

Fiscal Year	(in thousands)
2014 remaining	$665
2015	887
2016	887
2017	741
Total minimum payments	$3,180
Amounts representing interest	305
Financing obligation, sale-leaseback	$2,875

5.                            Debt

On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company ("BB&T") that provided for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allows BB&T to increase the facility up to $20.0 million at its sole discretion.  The facility had an original maturity date of May 5, 2013.  The facility bears interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility is secured by all the assets of the Company. The Line of Credit Agreement includes a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

On March 8, 2013, the Company renewed the Line of Credit Agreement; the renewed facility had a maturity date of March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.

On February 6, 2014, the Company repaid the $5.0 million outstanding under the BB&T revolving Line of Credit and closed the credit facility.

Senior Credit Facility
On February 6, 2014, the Company entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal, as administrative and collateral agent.

The Credit Facility Agreement provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million that was not drawn upon on the closing date. Additionally the Credit Facility Agreement provides for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of the Company's assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire our prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes. The Company is required to pay interest only on the term loan facility until the maturity date, at which time borrowings under the term loan facility become due in full.
Borrowings under the Credit Facility Agreement bear interest at the 90-day LIBOR rate plus 8.0%. The continuing availability of advances under the term loan facility and the amounts committed under the revolving facility is subject to maintenance of specified borrowing base requirements. The borrowing base is calculated as 100% of the net orderly liquidation value ("NOLV") of eligible inventory plus 95% of eligible receivables and cash in blocked accounts, plus 50% of the NOLV of eligible equipment less availability reserves and a $3.0 million availability block. The Company is subject to an unused facility fee of 0.50% on the unused portion of the revolving facility. An early termination fee of the greater of a make-whole amount and 3.00% applies if the term loan facility is prepaid or if the commitments under the revolving facility are permanently reduced within the first year; a 2.00% fee is applicable if such a prepayment or permanent reduction occurs during the second year. There is no such fee payable after the second year.
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

As of March 29, 2014, the Company had no outstanding borrowings from the revolving credit facility.

In order to estimate the fair value of its debt, the Company follows ASC 820 Fair Value, using a discounted cash flow approach. As of March 29, 2014, the fair value of the Company's term credit facility was $11.9 million.

6.                           Stock-Based Compensation Plan

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

Stock-based compensation expense of $644,000 and $660,000, net of forfeitures, for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, is included in selling, general and administrative expenses and $(11,000) and $(378,000) for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, is included in cost of goods sold on the Company’s unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, was calculated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	62.9%	64.2%
Risk-free interest rate (3)	2.0%	1.1%
Expected annual dividend yield	0%	0%

(1) Since there was not sufficient historical information for grants with similar terms, the simplified or “plain-vanilla” method of estimating option life was utilized.

(2) The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies’ common stock over the most recent period equal to the expected option life of the grant. The Company uses peer companies’ volatility because there is not sufficient historical data to calculate volatility since the Company has been public less than the expected term. These peer companies represent other publicly traded retailers in the female fashion segment.

(3) The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same duration to maturity as the expected term of the option as of the grant date.

A summary of stock option activity for the thirteen weeks ended March 29, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				in ‘000s
Outstanding as of December 28, 2013	947,531	$10.63
Granted	30,160	3.60
Exercised (1)	—	—
Expired	(32,550)	17.87
Forfeited	(48,000)	9.24
Outstanding as of March 29, 2014	897,141	$10.21	8.5 years	$0
Exercisable as of March 29, 2014	248,790	$12.14	7.7 years	$0

(1) The fair value of options exercised during the thirteen weeks ended March 29, 2014 was $0.

A summary of the status of non-vested options awards as of March 29, 2014 including changes during the thirteen weeks ended March 29, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 28, 2013	781,319	$5.75
Granted	30,160	2.14
Vested	(115,128)	5.41
Forfeited	(48,000)	5.54
Nonvested as of March 29, 2014	648,351	$5.66

Total compensation cost related to non-vested stock option awards not yet recognized was $1.9 million as of March 29, 2014, and is expected to be recognized over a weighted-average remaining period of 2.9 years.

Restricted Stock Awards

A summary of the status of non-vested restricted stock awards as of March 29, 2014 including changes during the thirteen weeks ended March 29, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards as of December 28, 2013	266,284	$9.93
Granted	7,865	3.58
Vested (1)	(38,463)	8.43
Forfeited	(7,648)	12.07
Restricted stock awards as of March 29, 2014	228,038	$9.89

(1) The fair value of restricted stock awards vested during the thirteen weeks ended March 29, 2014 was $121,000.

As of March 29, 2014, unrecognized compensation expense of $1.1 million related to non-vested restricted stock awards is expected to be recognized over a weighted-average remaining period of 2.8 years.

On April 4, 2014 the board of directors approved an amendment and restatement of the 2006 Equity Incentive Plan (the "2006 Plan"), subject to the approval of the Company’s stockholders at the 2014 Annual Meeting of the Stockholders on May 15, 2014, in the form of the Second Amended and Restated 2006 Equity Incentive Plan ("Restated Plan"). The Restated Plan will replace the 2006 Plan. The Restated Plan provides flexibility to the compensation committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. If approved by the Company's stockholders, the Restated Plan will expire on May 14, 2024.

Under the Restated Plan: (i) the maximum number of shares of common stock to be issued under the Restated Plan is 500,000 shares; (ii) shares tendered or held back for taxes will not be added back to the reserved pool under the Restated Plan. Upon the exercise of a stock appreciation right, the full number of shares underlying the Award will be charged to the reserved pool. Additionally, shares reacquired by the Company on the open market or otherwise using cash proceeds of option exercises will not be added to the reserved pool; (iii) the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards is permitted; (iv) minimum vesting periods are required for grants of restricted stock, restricted stock units and performance share awards; (v) without stockholder approval, the exercise price of stock options and stock appreciation rights will not be reduced and stock options and stock appreciation rights will not be otherwise repriced through cancellation in exchange for cash, other awards or stock options or stock appreciation rights with a lower exercise price; and (vi) any material amendment to the Restated Plan is subject to approval by our stockholders.

7.                            Earnings Per Share

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

The following table shows the amounts used in computing (loss) earnings per share and the effect on net (loss) income and the weighted-average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
	(in thousands, except share and per share data)
Net (loss) income as reported	$(9,253)	$2,697
Net (loss) income attributable to common shareholders	$(9,253)	$2,697

Weighted-average basic common shares	16,379,884	16,240,949
Impact of dilutive shares
Stock options	—	53,864
Restricted stock	—	23,322
Weighted-average dilutive common shares	16,379,884	16,318,135

Per common share:
Net (loss) income per common share - basic	$(0.56)	$0.17
Net (loss) income per common share - dilutive	$(0.56)	$0.17

For the thirteen weeks ended March 29, 2014, diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation as their effect is antidilutive. Common share equivalents of 13,122 and 384,386 shares were excluded from the computation of weighted-average diluted common share amounts for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, that could potentially dilute basic earnings per share in the future.

Equity awards to purchase 3,000 shares of common stock for the thirteen weeks ended March 29, 2014 were outstanding, but were not included in the computation of weighted-average diluted common share amounts, as the effect of doing so would have been anti-dilutive.

8.                            Contingencies

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

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against the Company and certain of the Company’s current and former officers and directors.  An amended complaint, filed on February 22, 2013, on behalf of persons who acquired the Company’s stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period.  The amended complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.  On March 19, 2014, the United States District Court for the Middle District of Florida granted the defendants' motion to dismiss the amended complaint. The court gave plaintiffs leave to file an amended complaint. A second amended complaint was subsequently filed on April 23, 2014, which, in addition to the allegations previously filed, further alleges that one of the defendants, a former officer and director, violated Section 20A of the Securities and Exchange Act of 1934. The Company believes that the second amended complaint lacks merit and will continue to defend its position vigorously. The Company does not believe that the outcome of the class action will have a material adverse effect on the business, financial statements, or disclosures.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC, and our unaudited condensed consolidated financial statements and the related notes included herein. This discussion contains forward-looking statements that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors.
This MD&A should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the unaudited condensed consolidated financial statements, we have experienced recurring losses from operations and negative cash flows from operations; these conditions, should they continue, raise substantial doubt as to our ability to continue as a going concern. Management's plans concerning the matters are also discussed in Note 1 to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
 Overview
     Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business comprised of our Body Central catalog and our e-commerce website at www.bodycentral.com.  We target women in their late teens to mid-thirties from diverse cultural backgrounds, who seek the latest fashions at affordable prices and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central®, Sexy Stretch® and Lipstick Lingerie® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to entice our customers to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.  Our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 provides additional information about our business, operations and financial condition.
     As of March 29, 2014, the Company had 282 stores with an average size of approximately 4,264 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the thirteen weeks ended March 29, 2014, the Company did not open any stores, but did relocate 2 stores and closed 12 stores. The Company plans to close approximately 5 more stores during the current fiscal year.
 How the Company Assesses the Performance of Our Business
In assessing the performance of our business, we consider a variety of operational and financial metrics for our stores and our direct business on both a separate and aggregated basis. Our direct business includes our catalog and e-commerce business sales channels. For both our stores and direct operating segments, performance metrics include, but are not limited to, the following: total sales; comparable sales; net revenues; customer traffic and traffic conversion; sell-through rates; product category sales; product category sales projections; product margins; product inventory; inventory levels as compared to sales; gross margin; contribution margin; operating margin; average-unit-retail; markdowns as a percent of sales; cash flows from operations; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and net income. Additional metrics for the stores operating segment include, but are not limited to, the following: prototype store sales to the overall chain and to our hybrid stores; sales by market/region; recovery of initial capital investment for new stores; sales by mall type; and other similar metrics. On an aggregate basis, we evaluate vendor trade support; cash flow projections; overall cash flows from operating, investing, and financing activities; borrowing base availability; EBITDA; net income; and earnings per share. These measures consider historical trends, plan-to-actual comparisons, and women’s specialty retail industry sector performance.
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

Store Sales
     There may be variations between our methodology and the way in which other retailers calculate ‘‘comparable’’ or ‘‘same store’’ sales. We include a store in comparable store sales on the first day of the fourteenth month after a store opens. Non-comparable store sales include sales not included in comparable store sales (for example, the first two months of a new store’s sales) and sales from closed stores. Measuring the change in year-over-year comparable store sales allows us to evaluate how our store base is performing. Various factors affect comparable store sales, including:

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to fashion trends and customer preferences;

•	changes in competition;

•	changes in our merchandise mix;

•	changes in pricing levels and average unit price;

•	the timing of our releases of new merchandise;

•	the level of customer service that we provide in our stores;

•	our ability to source and distribute products timely and efficiently; and

•	the number of stores we open and close in any period.
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
Direct Business Unit Sales
We offer direct sales through our catalogs and through our e-commerce website, www.bodycentral.com, which accepts orders directly from our customers. Direct sales are not included in our comparable store sales.  Our direct business continues to transition from a historically catalog driven business toward an e-commerce driven business. Although we have continued to distribute mailings to our customers, we are evaluating the impact of the catalog distribution channel as we focus more of our efforts on our e-commerce initiatives.
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
Results of Operations
The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Percentage of Net Revenues (unaudited):
Net revenues	100.0%	100.0%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	72.9	66.0
Gross profit	27.1	34.0
Selling, general and administrative expenses	39.3	27.0
Depreciation and amortization	3.5	2.2
(Loss) income from operations	(15.7)	4.8
Interest expense	(0.4)	(0.1)
Interest income	—	0.1
Other income, net	0.1	—
(Loss) income before income taxes	(16.0)	4.8
Benefit from (provision for) income taxes	0.6	(1.5)
Net (loss) income	(15.4)%	3.3%

Operating Data (unaudited):
Stores:
Comparable store sales change	(26.8)%	(10.2)%
Number of stores open at end of period	282	279
Sales per gross square foot (in whole dollars)	$50	$61
Average square feet per store	4,264	4,245
Total gross square feet at end of period (in thousands)	1,202	1,184
Direct:
Number of catalogs circulated (in thousands)	4,012	7,115
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

 The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended
	March 29,	March 30,
	2014	2013
Stores at beginning of period	294	276
Stores opened during period	—	5
Stores closed during period	(12)	(2)
Stores at end of period	282	279
Thirteen weeks ended March 29, 2014 Compared to the Thirteen weeks ended March 30, 2013

	March 29,		March 30,
	2014		2013		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Dollars in thousands)
Percentage of Net Revenues (unaudited):
Net revenues	$59,747	100.0%	$81,403	100.0%	$(21,656)	(26.6)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	43,585	72.9	53,760	66.0	(10,175)	(18.9)
Gross profit	16,162	27.1	27,643	34.0	(11,481)	(41.5)
Selling, general and administrative expenses	23,486	39.3	22,003	27.0	1,483	6.7
Depreciation and amortization	2,087	3.5	1,762	2.2	325	18.4
(Loss) income from operations	(9,411)	(15.7)	3,878	4.8	(13,289)	(342.7)
Interest expense	(244)	(0.4)	(67)	(0.1)	(177)	264.2
Interest income	18	—	68	0.1	(50)	(73.5)
Other income, net	39	0.1	29	—	10	34.5
(Loss) income before income taxes	(9,598)	(16.0)	3,908	4.8	(13,506)	(345.6)
Benefit from (provision for) income taxes	345	0.6	(1,211)	(1.5)	1,556	—
Net (loss) income	$(9,253)	(15.4)%	$2,697	3.3%	$(11,950)	(443.1)%
Operating Data:
Revenues:
Stores	$54,637	91.4%	$72,642	89.2%	$(18,005)	(24.8)%
Direct	5,110	8.6	8,761	10.8	(3,651)	(41.7)
Net revenues	$59,747	100%	$81,403	100%	$(21,656)	(26.6)%
Net Revenues
     Net revenues decreased by $21.7 million or 26.6% for the thirteen weeks ended March 29, 2014, as compared to the thirteen weeks ended March 30, 2013.
     Store sales decreased $18.0 million, or 24.8%, for the thirteen weeks ended March 29, 2014, as compared to the thirteen weeks ended March 30, 2013. The decrease in store sales resulted primarily from a decrease in comparable store sales. Comparable store sales decreased $18.6 million, or 26.8%, for the thirteen weeks ended March 29, 2014, compared to a decrease of 10.2% for the thirteen weeks ended March 30, 2013. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year.  Non-comparable store sales increased $551,000 for the thirteen weeks ended March 29, 2014, compared to the thirteen weeks ended March 30, 2013 as a result of the increase in the number of non-comparable stores from the prior period. Additional factors contributing to the decrease in store sales included the timing of Spring holidays and unanticipated, unusually severe weather conditions.
Direct business unit sales, including shipping and handling fees, decreased $3.7 million or 41.7%, for the thirteen weeks ended March 29, 2014, from the thirteen weeks ended March 30, 2013.  The decrease in direct sales was primarily a result of a decrease in catalog circulation and a decrease in revenue attributed to the catalog on a per book basis.

 Gross Profit
Gross profit decreased $11.5 million, or 41.5%, for the thirteen weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013. As a percentage of net revenues, gross profit margin decreased by 690 basis points for the thirteen weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013.  This decrease was attributable to a 150 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 540 basis point increase in freight costs, store occupancy, distribution and buying costs as a percentage of net revenues.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $1.5 million, or 6.7%, for the thirteen weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013. This increase resulted in part from a $141,000, or 1.0% increase related to store operating expenses. As a percentage of net revenues, store operating expenses increased to 23.5% for the thirteen weeks ended March 29, 2014 as compared to 17.1% for the thirteen weeks ended March 30, 2013 primarily as a function of the decrease in net revenues per store.
The general and administrative expense component of selling, general and administrative expense increased $1.3 million for the thirteen weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013. As a percentage of net revenues, general and administrative expenses increased to 15.8% for the thirteen weeks ended March 29, 2014 from 10.0% for the thirteen weeks ended March 30, 2013. The $1.3 million increase, was primarily driven by a $1.0 million increase in professional fees and a $798,000 increase in advertising expenses, partially offset by reductions in legal fees and travel expenses.
As a percentage of net revenues, selling, general and administrative expenses were 39.3% for the thirteen weeks ended March 29, 2014 and 27.0% for the thirteen weeks ended March 30, 2013 due to the reasons discussed above.
Depreciation Expense
     Depreciation expense increased $325,000, or 18.4%, for the thirteen weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013.  This increase was primarily due to capital expenditures related to new store construction and significant upgrades to our information technology systems, as well as the acceleration of depreciation for actual and anticipated store closures, including leasehold improvements and furniture and fixtures. As a percentage of net revenues, depreciation increased 130 basis points to 3.5% for the thirteen week period ended March 29, 2014 from 2.2% for the thirteen week period ended March 30, 2013.
Interest Expense
Interest expense was $244,000 for the thirteen weeks ended March 29, 2014 and $67,000 for the thirteen weeks ended March 30, 2013 resulting from interest expense related to our new credit facility, including amortization of deferred financing costs, and our lease financing arrangement.
Other Income, net
Other income, net increased $10,000 for the thirteen-weeks ended March 29, 2014 as compared to the thirteen weeks ended March 30, 2013. Total loss on disposal of fixed assets of $13,000 related to the twelve store closures was recorded during the thirteen-weeks ended March 29, 2014.
Benefit from (Provision for) Income Taxes
The net change in income taxes was $1.6 million, from a provision for of $1.2 million for the thirteen weeks ended March 30, 2013 to a benefit from of $345,000 for the thirteen weeks ended March 29, 2014, which was attributable to a $13.5 million decrease in income before income taxes, and a decrease in the effective tax rate to 3.6% in the thirteen weeks ended March 29, 2014 from 31.0% in the thirteen weeks ended March 30, 2013. The decrease in the effective tax rate primarily resulted from a valuation allowance of $6.4 million recorded against our deferred tax assets as a function of our current forecasts, as we do not believe we will be able to benefit from the deferred tax asset during the next twelve months.

Net (Loss) Income
     The change in net earnings was $12.0 million, from a profit of $2.7 million for the thirteen weeks ended March 30, 2013 to a loss of $9.3 million for the thirteen weeks ended March 29, 2014 due to the factors discussed above.
Liquidity and Capital Resources
     Our primary requirements for liquidity and capital resources are to fund working capital for current operations, which consists primarily of funding the buildup of inventories, distributing our catalog, and investing in information technology to increase our e-commerce presence and operating efficiency. Cash expenditures are also required for maintaining our existing stores, office facilities, and distribution operations. Going forward, additional cash obligations include payments of principal and interest on the term loan drawn under our credit facility and payments related to our sale-leaseback financing; future obligations may also include borrowings under the revolving component of our credit facility if drawn upon and other lease financing arrangements.
The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we currently have approximately 21 days to pay our merchandise vendors, depending on the applicable vendor terms; however, we have experienced shorter terms and/or prepayment requirements with some of our merchandise vendors during fiscal 2014.
Sources and Uses of Cash
As of March 29, 2014, we had net working capital of $20.2 million, which included cash and cash equivalents of $18.9 million. Cash flow from operations was $954,000 for fiscal quarter ended March 29, 2014. Net working capital was $20.2 million as of March 29, 2014 as compared to $45.9 million as of March 30, 2013. The most significant component in the $25.7 million decrease in year-over-year net working capital resulted from a $23.0 million decrease in cash and cash equivalents, short-term investments, and restricted cash, a $4.4 million increase in accrued expenses, and a $2.8 million decrease in accounts receivable. These decreases were partially offset by a $3.6 million increase in inventory, net of merchandise accounts payable, a $1.4 million increase in current deferred tax assets, and a $550,000 increase in prepaid expenses and other assets.
Cash and cash equivalents decreased primarily as a result of the decrease in net revenues as discussed herein, capital expenditures related to 15 new store openings year-over-year, capital expenditures related to information technology projects and construction for the new distribution center and corporate headquarters, partially offset by the net proceeds from our new $12.0 million term credit facility and the proceeds from the sale-leaseback transaction related to our information technology projects. The increase in accrued expenses were primarily the result of extending non-merchandise vendor payments to 30 day terms and an increase in professional fees compared to the same period last year. The decrease in accounts receivable was primarily the result of a decrease in tenant allowance receivables of $2.3 million. The increase in inventory, net of merchandise payable was primarily the result of a decrease in payment terms from an average of 30 days to an average of approximately 21 days. The increase in prepaid expenses was primarily the result of advance prepayments for merchandise orders of approximately $2.8 million. The increase in deferred taxes was primarily the result of changes in our financial position, including a $6.4 million valuation allowance on our deferred tax assets.

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
	(in thousands)
	(unaudited)
Net cash provided by operating activities	954	5,041
Net cash used in investing activities	(5,329)	(9,031)
Net cash provided by financing activities	6,769	—
Net increase (decrease) in cash and cash equivalents	$2,394	$(3,990)

Operating Activities
Net cash provided by operating activities for the thirteen weeks ended March 29, 2014 was $954,000 as compared to net cash provided by operating activities of $5.0 million for the thirteen weeks ended March 30, 2013. Cash receipts from customers were $59.8 million for the thirteen weeks ended March 29, 2014 as compared to $81.4 million for the thirteen weeks ended March 30, 2013. This decrease was primarily the result of a decrease in the number of sales transactions, both for our stores and direct business operating segments, and a decrease in the average unit retail. Other factors include the timing of Spring holidays and unanticipated, unusually severe weather conditions. Cash payments to our merchandise vendors decreased to $69.1 million from $88.3 million, or 21.8%, for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, primarily as a result of reduced inventory purchases.
Cash paid to employees increased to $17.3 million from $15.7 million, or 10.2%, for the thirteen week periods ended March 29, 2014 and March 30, 2013, respectively, primarily as a result of severance payments to terminated key personnel and the recruitment of replacement personnel.
Cash paid for operating expenses, excluding cash paid to employees, increased to $12.2 million from $7.5 million, or 62.8%, for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively, primarily as a result of increased professional fees and increased advertising, partially offset by decreases in legal fees and travel expenses.
Cash refunds received for income taxes were $13.9 million as compared to cash paid for estimated taxes $206,000 for the thirteen week periods ended March 29, 2014 and March 30, 2013, respectively, as a result of estimated payments of income taxes in 2012 and 2013, as well as refunds related to fiscal 2013 net losses carried back to 2011 and 2012.
Investing Activities
Net cash used for purchases of property and equipment increased to $3.8 million from $2.7 million, or 41.1%, for the thirteen week periods ended March 29, 2014 and March 30, 2013, respectively, primarily as a result of cash payments of $1.7 million for capital expenditures included in accounts payable and accrued expenses as of December 28, 2013 and paid during the first quarter 2014. Net cash used for purchases of short-term investments, net of maturities and proceeds from sales of short-term investments decreased by $6.3 million resulting primarily from the decrease in cash from operations.
Financing Activities
Financing activities consist primarily of proceeds from our new credit facility and payments on borrowings outstanding, including lease financing arrangements. For the thirteen weeks ended March 29, 2014, net cash provided by financing activities increased $6.8 million as compared to the thirteen weeks ended March 30, 2013, primarily attributable to proceeds of $12.0 million from our new credit facility, partially offset by the payments of amounts outstanding on our Line of Credit Agreement and lease financing arrangement as discussed below.
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
On March 8, 2013, we renewed the Line of Credit Agreement and extended the maturity date to March 5, 2015.  There were no significant changes to the terms or conditions from the original agreement dated January 20, 2012.  As of December 28, 2013, we had $5.0 million outstanding under the revolving Line of Credit.
On February 6, 2014, we entered into a $17.0 million senior secured credit facility with Crystal Financial Corp. ("Crystal") as discussed further in the "Credit Facilities" section and in Note 5 Debt in the unaudited Notes to the Condensed Consolidated Financial Statements herein. We used a portion of the $12.0 million proceeds from the term component of the credit facility to repay our $5.0 million in outstanding borrowing under the revolving credit facility with BB&T and terminated that facility. As of March 29, 2014, we had no outstanding borrowings under the revolving component of the credit facility with Crystal, and were in compliance with all operational covenants.

Risks, Uncertainties, and Going Concern
We incurred a loss from operations of $53.4 million and had negative cash flow from operations of $13.6 million for the fiscal year ended December 28, 2013. For the thirteen weeks ended March 29, 2014, we incurred a loss from operations of $9.4 million and had positive cash flows from operations of $954,000 as of March 29, 2014.
Our results of operations, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including, but not limited to, the following:

•
Material merchandise markdowns taken during the second half of fiscal 2013 to clear slow moving inventory, which resulted from our failure to anticipate our target customers' preferences and demand level;

•	Competitive industry conditions; and

•	The state of the macro economy, and more specifically, the fashion retail sector.
We believe that these factors may continue to have a negative impact on our business. These conditions raise substantial doubt about our ability to continue as a going concern under applicable authoritative literature. For this purpose, we assume that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.
We have historically relied on cash flows from operations to meet our cash flow requirements for continued operations and capital projects; however, during the second half of fiscal 2013 and the first quarter of fiscal 2014, we have entered into financing arrangements to supplement our working capital needs. We had unrestricted cash available of $18.9 million, restricted cash of $1.5 million, and total net working capital of $20.2 million as of March 29, 2014. We believe that our current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund our current business plan and meet our obligations throughout fiscal 2014; however, our ability to continue to fund operations and meet our obligations is largely dependent on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand. Our current business plan assumes that our operating cash in-flows will improve in the second half of 2014 as a result of changes to our merchandising strategy which focuses on the allocation of product assortment and inventory management. However, our failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including our ability to generate positive cash flows from operations, and consequently, our ability to fund operations, to obtain additional financing, and to repay our financing obligations.
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
The success of these initiatives is largely dependent on a variety of factors, one of which is fashion trends. We must gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Our failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including our ability to generate positive cash flows from operations, and consequently, our ability to fund operations, to obtain additional financing, and to repay our financing obligations.

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
During the first quarter of 2014, significant changes our liquidity position have included the following:

•	We closed twelve stores during the thirteen weeks ended March 29, 2014 and intend to close at least five more stores during the remainder of fiscal year 2014.

•	We received a total of $13.9 million in Federal income tax refunds resulting primarily from a net operating loss carryback of 2013 losses to fiscal years 2011 and 2012.

•
On February 6, 2014, we entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal, as administrative and collateral agent which provides for a $17.0 million senior secured credit facility, which includes a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million that has not been drawn upon. Additionally, the Credit Facility Agreement provides for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of our assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire our prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.

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
Credit Facility
On February 6, 2014, we entered into a new asset based Credit Facility Agreement with Crystal, as administrative and collateral agent. Refer to Note 5 Debt of the unaudited Notes to the Condensed Consolidated Financial Statements herein for additional disclosure.
Outlook
     Our short-term and long-term liquidity needs arise primarily from working capital requirements associated with our existing operations, sales improvement initiatives, and capital expenditures related to information technology and our distribution center and corporate headquarters. We believe that our current forecasts indicate that our cash position, net cash provided by operating activities and new credit facility (as previously disclosed) should be adequate to finance our working capital needs through fiscal 2014, if we are successful in executing our business plan.  Forecasts include strategic initiatives centered on merchandise content and customer messaging, as well as expectations of significant improvements in comparable store sales trends. If these strategies are not achieved, we may require additional financing to provide sufficient cash flows to support operations.
On April 18, 2014, the Company retained Houlihan Lokey Capital, Inc. as its financial advisor and/or placement agent to provide financial advisory and investment banking services and to assist the Company in analyzing and considering a wide range of financing, transactional and strategic alternatives. The Company can give no assurance that a transaction of any kind will occur. The Company does not intend to disclose developments regarding the consideration of financing, transactional and strategic alternatives unless and until the Company’s board of directors has approved a specific transaction.

Critical Accounting Estimates
     Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, impairment of long-lived assets, goodwill, income taxes and stock-based compensation.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
Recently Issued Accounting Standards
     Refer to Note 1 Nature of Business and Summary of Significant Accounting Policies of the unaudited Condensed Consolidated Financial Statements herein.
ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A. of Part II of our Form 10-K for the year ended December 28, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Refer to Note 8 Contingencies herein of the unaudited Condensed Consolidated Financial Statements.

ITEM 1A.             RISK FACTORS

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

Date: May 8, 2014

BODY CENTRAL CORP.

By:	/s/ Brian Woolf
Brian Woolf
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Thomas W. Stoltz
Thomas W. Stoltz
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)