Form 10-Q
period 2014-06-28
BODY CENTRAL CORP
filed 2014-08-14
CIK 1379246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of August 12, 2014 was 17,248,232 shares.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, all of which are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “project,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of, or indicate future events and future trends.  These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected; some important factors include, but are not limited to, the following:

•	expectations regarding our ability to continue as a going concern;

•
our ability to maintain the required base amount of unrestricted cash, or otherwise trigger an event of default under the terms of our senior credit facility, as amended, which would result in a cash dominion event;

•	our failure to register our common stock under the Registration Rights Agreement, resulting in material penalties related to our Subordinated Secured Convertible Notes;

•	a sale or issuance of our common stock at a price less than the conversion price under the Subordinated Secured Convertible Notes agreement triggering an anti-dilution provision;

•
the potential for acceleration of any of our indebtedness, the potential that cross-default provisions under our first lien credit facility and second lien note instruments could be triggered, as well as any trigger by an event of default of cash dominion provisions under our first lien credit facility;

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
 Body Central Corp. (herein “we”, “our”, “us”, or the “Company”) derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, it is impossible for us to anticipate all factors that could affect our actual results. For the discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in our forward-looking statements, please refer to “Risk Factors” herein and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed with the Securities and Exchange Commission (“SEC”). The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BODY CENTRAL CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Fiscal Periods Ended
	June 28, 2014	December 28, 2013	June 29, 2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$4,375	$16,513	$31,543
Short-term investments	—	—	7,281
Accounts receivable	813	2,803	1,165
Income tax receivable	825	14,802	—
Convertible notes funding receivable	18,000	—	—
Insurance recoverable	3,425	—	—
Inventories	15,433	18,807	25,208
Prepaid expenses and other current assets	10,046	2,055	10,061
Deferred tax asset	3,209	3,323	2,436
Total current assets	56,126	58,303	77,694
Property and equipment, net of accumulated depreciation of $31,630, $32,463, and $28,205	41,127	45,732	36,634
Goodwill	—	—	11,150
Intangible assets, net of accumulated amortization of $585, $585, and $3,810	12,900	16,574	16,574
Other assets	373	353	373
Total assets	110,526	120,962	142,425
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	4,053	8,972	13,518
Accrued expenses and other current liabilities	28,209	24,623	21,783
Legal settlement payable	3,425	—	—
Fair value of call option derivative embedded in convertible notes payable	13,178	—	—
Financing obligation, sale-leaseback, current portion	757	737	—
Total current liabilities	49,622	34,332	35,301
Other liabilities	9,873	11,358	9,989
Financing obligation, sale-leaseback, net of current portion	1,936	2,369	—
Notes payable	7,724	5,000	—
Convertible notes payable	4,822	—	—
Deferred tax liability	5,369	6,913	5,442
Total liabilities	79,346	59,972	50,732
Commitments and contingencies
Stockholders’ equity
Undesignated preferred stock, $0.001 par value, 5,000,000 shares authorized; 16 shares issued and outstanding
Series A preferred stock, $0.001 par value, 3 shares authorized, issued, and outstanding as of June 28, 2014. There were no Series A preferred shares authorized, issued, or outstanding as of December 28, 2013 or June 29, 2013.	—	—	—
Series B preferred stock, $0.001 par value, 13 shares authorized, issued, and outstanding as of June 28, 2014. There were no Series B preferred shares authorized, issued, or outstanding as of December 28, 2013 or June 29, 2013.	—	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 16,590,161 shares issued and outstanding as of June 28, 2014, 16,631,118 shares issued and outstanding as of December 28, 2013, and 16,655,023 shares issued and outstanding as of June 29, 2013.	17	17	17
Additional paid-in capital	99,445	98,985	97,446
Accumulated deficit	(68,282)	(38,012)	(5,773)
Accumulated other comprehensive income, net of tax	—	—	3
Total stockholders’ equity	31,180	60,990	91,693
Total liabilities and stockholders’ equity	$110,526	$120,962	$142,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except share data)
Net revenues	$56,473	$75,147	$116,220	$156,550
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	44,899	54,525	88,484	108,285
Gross profit	11,574	20,622	27,736	48,265
Selling, general and administrative expenses	25,228	22,924	48,714	44,927
Depreciation and amortization	2,347	2,522	4,434	4,284
Impairment of depreciable long-lived assets	1,884	—	1,884	—
Impairment of goodwill	—	10,358	—	10,358
Impairment of trade name	3,674	—	3,674	—
Loss from operations	(21,559)	(15,182)	(30,970)	(11,304)
Interest expense	(438)	(129)	(682)	(196)
Interest income	—	137	18	205
Other (expense) income, net	(104)	979	(65)	1,008
Loss before income taxes	(22,101)	(14,195)	(31,699)	(10,287)
Benefit from income taxes	1,084	1,427	1,429	216
Net loss	$(21,017)	$(12,768)	$(30,270)	$(10,071)

Net loss per common share:
Basic	$(1.28)	$(0.78)	$(1.85)	$(0.62)
Diluted	$(1.28)	$(0.78)	$(1.85)	$(0.62)
Weighted-average common shares outstanding:
Basic	16,404,276	16,342,419	16,386,972	16,293,042
Diluted	16,404,276	16,342,419	16,386,972	16,293,042
Other comprehensive income:
Other comprehensive income, net of tax	—	3	—	3
Comprehensive loss	$(21,017)	$(12,765)	$(30,270)	$(10,068)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Twenty-Six Weeks Ended
Q Dates:	June 28, 2014	June 29, 2013
	(in thousands)
Cash flows from operating activities
Net loss	$(30,270)	$(10,071)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,434	4,284
Deferred income taxes	(1,430)	(333)
Stock-based compensation	461	1,098
Amortization of premiums and discounts on investments, net	—	93
Amortization of deferred financing costs	(173)	—
Loss on disposal of property and equipment	100	47
Impairment of long-lived assets	5,558	10,358
Changes in assets and liabilities:
Accounts receivable	1,990	3,545
Inventories	3,374	(2,237)
Prepaid expenses and other assets	(4,792)	(3,222)
Merchandise accounts payable	(4,919)	(197)
Accrued expenses and other current liabilities	5,276	1,496
Income taxes	13,977	—
Other liabilities	(1,486)	(505)
Net cash (used in) provided by operating activities	(7,900)	4,356
Cash flows from investing activities
Payments for purchases of property and equipment	(4,642)	(6,905)
Purchases of short-term investments	—	(9,384)
Proceeds from sales of short-term investments	—	290
Proceeds from maturities of short-term investments	—	1,723
Net cash used in investing activities	(4,642)	(14,276)
Cash flows from financing activities
Payments on sale-leaseback transaction	(413)	—
Payments on line of credit	(9,276)	—
Proceeds from long-term debt	12,000	—
Proceeds from exercise of stock options	—	327
Deferred Financing Fees	(1,907)	—
Net cash provided by financing activities	404	327
Net decrease in cash and cash equivalents	(12,138)	(9,593)
Cash and cash equivalents
Beginning of year	16,513	41,136
End of period	$4,375	$31,543

Non-cash investing activities:
Property and equipment acquired	$—	$555
Non-cash financing activities:
Deferred financing costs	$1,138	$—

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                          Nature of Business and Summary of Significant Accounting Policies
 Nature of Business and Organization
Body Central Corp. (the ‘‘Company’’) is a specialty retailer of young women’s apparel and accessories operating retail stores in the South, Southwest, Mid-Atlantic and Midwest regions of the United States. The Company operates specialty apparel stores under the Body Central and Body Shop banners as well as a direct business unit marketed through the www.bodycentral.com website.
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
The Company's results of operations during the first and second quarters of fiscal 2014, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including a continued decline in sales resulting from the Company's failure to adequately anticipate its target customers' preferences and demand level, the continued decline in trade support, competitive industry conditions, increases to selling, general, and administrative expenses, and an increase in expenses associated with the financing, transactional and strategic alternatives initiatives announced in April 2014. The Company has continued to experience decreased demand in both its stores and direct business operating segments and, as a result, has continued to experience material contractions in vendor trade terms which requires the Company to make prepayments on its merchandise prior to the processing and delivery of merchandise to its distribution facility. These factors had a significant negative impact on the Company's operating results and cash flows during the first half of 2014, and the Company believes that these factors may continue to have a negative impact on its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. For this purpose, the Company assumes that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.
The Company has historically relied on cash flows from operations to meet its cash flow requirements for continued operations and capital projects; however, during the first half of fiscal 2014, the Company entered into financing arrangements to supplement its working capital needs including a $17.0 million senior secured credit facility and the issuance of $18.0 million in subordinated secured convertible notes, both of which mature in fiscal 2017. As discussed further in Note 5. Debt, the Company is subject to certain provisions under its senior secured credit facility which, in the event of a default by the Company, could result in a cash dominion event. The cash dominion event is not considered an event of default under the Credit Facility Agreement, as amended. In June 2014, the Company was in default of certain provisions under its senior secured credit facility which resulted in a cash dominion event. On June 27, 2014, the debt holder provided a waiver of the defaults under the credit facility agreement and the Company was in compliance with the provisions of the credit facility agreement, as amended, as discussed further in Note 5. Debt. The Company is subject to certain provisions under its subordinated secured convertible notes and the accompanying agreements (collectively, the "Agreements"), which require the Company to register shares of its common stock by the earlier of (i) 90 days or (ii) the fifth business day after the SEC notifies the Company that the registration statement will not be reviewed; if the Company fails to register its shares within the agreed upon time frame, the Company will be subject to cash penalties of 2% of the aggregated purchase price, payable immediately, as well as 2% cash penalties every thirtieth day until remedied, up to a maximum of 15%. As of June 28, 2014, the Company did not have a sufficient number of shares available to fulfill the conversion. The Company filed a preliminary proxy statement with the SEC on July 24, 2014 to, among other things, submit to a vote of the stockholders to approve a 1-for-10 reverse stock split which would result in a sufficient number of shares available. On July 15, 2014, the Company entered into an amendment with the Note Holders, as discussed in Note 5. Debt, which redefined the "Initial Filing Deadline" to file the registration statement from 20 calendar days from the effective date of the initial agreement to 20 calendar days after stockholder approval is obtained for the 1-for-10 reverse stock split and to include language that eliminates the penalty fee provision associated with any failure to timely register the required number of shares subject to certain compliance provisions, among others. The Company was in default of its debt agreements on August 12, 2014, due to an untimely filing of its Form 10-Q. However, the Company is currently in compliance with both the Agreements, as amended, and the Senior Credit Facility, as amended, as all obligations have been met or waived as of the filing of this Form 10-Q. The Company does not believe that there will be an event of default under the Agreements, as amended or the Senior Credit Facility, as amended. However, should the Company fail to comply with the provisions of its senior secured credit facility and/or its subordinated secured convertible notes agreements, the Company will not have sufficient funds to service its debt service obligations.
Both the Credit Agreement with Crystal Financial LLC ("Crystal"), as amended, and the Notes issued, as amended, provide for cross-default in the event of certain failures to make payments when due on other material indebtedness, or failures to otherwise perform under the terms of such material indebtedness resulting in certain acceleration rights or events.  In addition, the Company's first and second lien instruments provide for various other events of default, including, among others, non-compliance with material contracts (subject to certain exceptions, including where the non-compliance would not be expected to cause an event of default or termination right under the material contract).  As a result, in the event the Company fails to comply with the provisions of either the first or second lien instruments, and an event of default were to be triggered, a cross-default may also arise under the other facility.  Further, failures to observe other covenants in the transaction documents, including compliance with material contracts, could also result in defaults under both the Credit Agreement and the Notes.  In either event, Crystal and, subject to the intercreditor and subordination agreement, the Noteholders, may have the right to accelerate the debt.
The Company believes that its current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund its current business plan and meet its obligations for the twelve months through June 2015; however, the Company's ability to continue to fund operations and meet its obligations is largely dependent on its ability to execute on the above financing requirements, to implement its merchandising strategy and gauge the fashion tastes of its customers, to provide merchandise that satisfies customer demand and to return to more favorable trade terms. The Company has continued to move forward with refinements to its merchandising strategy which focuses on the allocation of product assortment and inventory management. However, the Company's failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect its results of operations, including its ability to generate positive cash flows from operations, and consequently, its ability to fund operations, to obtain additional financing, and to repay its financing obligations, and therefore raises substantial doubt about the Company's ability to continue as a going concern.
Based on the Company's current cash projections and certain requirements under the Crystal Credit LLC agreement, the Company may be subject to a cash dominion event as defined in the Crystal Credit Agreement dated February 6, 2014, as amended. Should the Company enter cash dominion, inbound cash receipts will be controlled by Crystal Credit LLC and the Company shall make borrowing requests subject to the availability based upon its borrowing base collateral.
In addition to its sales and inventory planning and management initiatives, the Company has taken several other actions to increase its liquidity which it believes should be adequate to finance its working capital needs throughout the twelve months subsequent to the quarter ended June 28, 2014. Actions taken have included cost reductions such as closing underperforming stores, headcount reductions, a reduction in travel expenses, supplies, and other general and administrative costs, and delaying non-essential capital projects until such time as the Company can generate sufficient cash flows from operations to fund its capital expenditures. The Company has determined that it will stay in its current location and discontinue the implementation of new systems. The Company believes that its product strategy, combined with implemented and in-process cost reduction initiatives will result in improved cash flows from operations. There can be no assurance that the Company will be successful in its implementation of these initiatives. Should the Company fail to successfully execute on its strategies, its cash flows would be materially adversely impacted, and consequently may not continue as a going concern.
During the first half of 2014, significant changes impacting upon the Company's liquidity position have included the following:

•	The Company closed 19 stores during the twenty-six weeks ended June 28, 2014 and intends to close approximately five more stores during the remainder of fiscal year 2014.

•
The Company received a total of $13.9 million during the first quarter of 2014 in federal income tax refunds resulting primarily from a net operating loss carryback of 2013 losses to fiscal years 2011 and 2012.

•
On February 6, 2014, the Company entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal Financial Corp. which provided for a $17.0 million senior secured credit facility, which included a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million. Additionally, the Credit Facility Agreement provided for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of the Company's assets. The proceeds of the term loan facility were used to pay all amounts owed under and the Company's prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.

Effective June 23, 2014, the Company entered into a Forbearance and Modification Agreement ("Forbearance Agreement") which effectively converted and increased the above outstanding term loan facility into a revolving credit facility of $17.0 million. Pursuant to the Forbearance Agreement, the Company prepaid the term loan facility in full from (i) cash on hand in excess of amounts permitted under the Forbearance Agreement plus (ii) the proceeds from the revolving credit facility. The Company was not required to pay any prepayment penalties under the terms of the Forbearance Agreement. As of the effective date of the Forbearance Agreement, the Company was in default of certain provisions under the Credit Facility Agreement. Under the Forbearance Agreement, Crystal agreed to forbear against any remedies available to them under an event of default until July 27, 2014. Crystal provided a waiver to the Company on June 27, 2014; as such, outstanding borrowings under the Credit Facility Agreement, as amended, was not callable as of the balance sheet date.
No other modifications were made pursuant to the Forbearance Agreement which materially impacted the terms of the Credit Facility Agreement dated February 6, 2014.
As of June 28, 2014, the Company had $7.7 million drawn against eligible accounts receivable and inventory of its borrowing base collateral and had $7.6 million of additional availability against its borrowing base collateral.
As of August 6, 2014, the Company had $12.8 million in cash, $12.0 million outstanding drawn against eligible account receivables and inventory of its borrowing base collateral, and $1.3 million available against its borrowing base collateral. Refer to Note 5. Debt herein for further disclosure regarding the Credit Facility Agreement and subsequent modifications and amendments.

•
On June 27, 2014, the Company completed the previously announced review of financing, transactional and strategic alternatives with the closing of a private placement of $18.0 million in principal amount of its 7.5% subordinated secured convertible notes (the “Notes”). Interest on the notes will accrue at a stated rate of 7.5% per annum and each quarterly interest payment will be paid in kind by increasing the principal amount due under the notes unless the Company exercises its option to pay cash interest at a stated rate of 6.75% per annum. The Notes are convertible into shares of the Company’s common stock at any time at the option of the holders at a conversion price of $0.35 per share, subject to certain adjustments. Refer to Note 5. Debt herein for further disclosure regarding the Notes.

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
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week periods ended June 28, 2014 and June 29, 2013, respectively. The 2014 fiscal year ending January 3, 2015, includes 53 weeks of operations. The 2013 and 2012 fiscal years ended December 28, 2013 and December 29, 2012, respectively, included 52 weeks of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, including intangible assets, valuation of financial instruments, income taxes, and stock-based compensation.

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
The Company sells gift cards in its stores, which do not expire or lose value over periods of inactivity, and accounts for the gift cards by recognizing a liability at the time a gift card is sold.  The Company recognizes income from gift cards and gift certificates when they are redeemed by the customer.
Income from unredeemed gift certificates and gift cards is recognized when it is determined that the likelihood of the gift certificate or gift card being redeemed is remote and when there is no legal obligation to remit unredeemed gift certificates and gift cards to relevant jurisdictions. Income from unredeemed gift certificates and gift cards is included in other income on the Company's unaudited Condensed Consolidated Statements of Comprehensive Loss.
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
Debt Issuance Costs
Debt issuance costs are deferred and amortized over the contractual life of the underlying loan using the straight-line method. The amortization resulting from the use of this method does not result in interest expense that is materially different from interest expense under the effective interest method.
The Company has unamortized debt issuance costs of $1.3 million related to the debt agreement with Crystal dated February 6, 2014 and the subsequent First Amendment to Credit Agreement ("First Amendment") dated June 23, 2014 and June

27, 2014, respectively. The Company recorded debt issuance costs of $1.7 million related to the issuance of $18.0 million in aggregate principal amount of its subordinated secured convertible notes on June 27, 2014. The short-term and long-term portions of the unamortized costs are included in prepaid expenses and other current assets, and in other assets, respectively, in the unaudited Condensed Consolidated Balance Sheets.
The cash flow from deferred financing costs in year to date cash flow from financing includes an adjustment of approximately $900,000 that was previously included in cash flows from operations in the first quarter of 2014.
Modifications and Extinguishments
The Company accounts for modifications and extinguishments related to debt instruments in accordance with Accounting Standards Codification ("ASC") 470-50 Debt - Modifications and Extinguishments which provides guidance on whether an exchange of debt instruments with the same creditor constitutes an extinguishment and whether a modification of a debt instrument should be accounted for in the same manner as an extinguishment.
The Company accounts for debt transactions which are classified as modifications under the guidance by calculating a new effective interest rate based on the debt's carrying value and capitalizing and amortizing new costs paid to the creditor and expenses fees paid to third parties. Conversely, if the debt transaction is classified an extinguishment, the Company records a gain or loss for the difference between the carrying value of the original debt and the fair value of the new debt and both unamortized fees related to the extinguished debt, and previously capitalized fees paid to the creditor under the original debt are expensed.
Derivative Financial Instruments
The Company accounts for the call option of the convertible debt ("call option") and the written put option upon change in control associated with the convertible debt ("put option") (collectively the "derivative instruments") each as individual embedded derivative liabilities pursuant to ASC 815-15 Derivatives and Hedging - Embedded Derivatives. The derivative instruments are carried at fair value with changes in fair value recognized in earnings. The value of the embedded derivative is contingent upon changes in projections of future cash flows over the term of the debt. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. The Company determines the valuation of the derivative instruments at issuance and each reporting period end until such time as they are no longer required to be bifurcated.
Refer to Note 2. Financial Instruments for further disclosure regarding the significant inputs and assumptions considered in determining the estimated fair value. The call option is classified as a current liability on the Company's unaudited Condensed Consolidated Balance Sheets as it is exercisable upon demand from the note holders. The put option is classified as a long-term liability on the Company's unaudited Condensed Consolidated Balance Sheets. As of June 27, 2014, the Company has determined that there is no fair value associated with the put option upon change in control.
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
The Company reviews its inventory levels to identify slow-moving merchandise and generally uses markdowns to clear this merchandise. The Company records a markdown reserve based on estimated future markdowns related to current inventory to clear slow-moving inventory. These markdowns may have an adverse impact on earnings, depending on the extent and amount of inventory affected. The markdown reserve is recorded as an increase to cost of goods sold in the unaudited Consolidated Statements of Comprehensive Loss.
Impairment of Depreciable Long-Lived Assets
The Company follows ASC 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Long-lived asset groups are determined based on an assessment of the lowest level for which identifiable cash flows are independent of the cash flows of other groups of assets and liabilities. Examples of events or changes in circumstances are negative cash flows from operations, projected negative cash flow from operations associated with the use of an asset or asset group (collectively, the "Asset"), declines in market prices associated with an asset, etc. Once the Company has determined that a triggering event has occurred, and the intent is to hold the Asset for continued use, the Company performs an evaluation to compare whether the total undiscounted cash flows are greater or less than the Asset's carrying value ("recoverability test"). If the carrying value is greater than the undiscounted cash flow, the Company deems the Asset to be impaired. The cash flows used for determining the Asset's recoverability is subjective and requires significant judgment. The Company estimates the cash flow of its assets based on historical trends, internal budgets and projections, including sales, cost of goods sold, costs associated with repairs and maintenance, the primary asset's remaining useful life, expected salvage value, etc.
If the initial recoverability test indicates impairment, the Company uses an income valuation approach (discounted cash flow) to calculate the asset's fair value using the weighted-average cost of capital. To the extent that the carrying value exceeds the fair value, the Company recognizes an impairment loss, which would be included in income from operations.
During the second quarter of 2014, the Company determined that an impairment review of its stores' fixed assets was necessary based on continued negative comparable store trends and results of store operations underperforming against projections. The Company compared the undiscounted cash flows at the individual store level for recoverability and determined that 38 stores required analysis. The Company excluded stores which had been open less than 18 months for the analysis as there has not been sufficient historical information to estimate future cash flows. In determining the discount factor to apply for assessing fair value, the Company used a discount rate of 18%. Based on the results of management's assessment, the Company recognized a non-cash impairment loss related to its stores of $1.9 million included in the impairment of depreciable long-lived assets on the Consolidated Statements of Comprehensive Loss for the thirteen and twenty-six weeks ended June 28, 2014. Of the $1.9 million impairment loss recorded, approximately $1.1 million was included in furniture, fixtures, and equipment and $0.8 million was included in leasehold improvements.
As disclosed further in Note 11. Subsequent Events, the Company has terminated its plans to move to the corporate headquarters and distribution center at the One Imeson location. As such, effective July 2014, the Company has classified the leasehold improvements and material handling equipment at the One Imeson location as held for sale. As of June 28, 2014, there were $5.4 million in leasehold improvements and $3.7 million in material handling equipment included on the Company's unaudited Condensed Consolidated Balance Sheets associated with the distribution center. The appraised value of the material handling equipment as of March 1, 2014 was approximately $1.3 million.
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
Goodwill and indefinite-lived intangible reviews are highly subjective and involve the use of significant estimates and assumptions. These estimates and assumptions can have a significant impact on the amount of any impairment loss recorded. The Company uses an income valuation approach (discounted cash flow) which is dependent on future sales trends, market conditions and the cash flows from each reporting unit over several years. Actual cash flows in the future may differ significantly from those previously forecasted. Forecasts consider the potential impact of certain factors including strategic growth initiatives centered on a more consistent and singular approach to branding, merchandise content and customer messaging, as well as expectations of improvements in comparable store sales trends. If these growth strategies are not achieved, the Company could experience a further impairment of intangible assets. Other significant assumptions in these forecasts include growth rates and the discount rates applicable to future cash flows.
The Company recorded impairment losses on its goodwill of $10.4 million in the second quarter of 2013 for its direct business reporting unit and $11.1 million during the fourth quarter 2013 for its stores reporting unit. Consequently, the Company has no remaining goodwill.

During the second quarter of 2014, the Company determined that a triggering event had occurred which required an analysis to determine whether an impairment loss should be recorded related to its trade name. In determining whether a triggering event had occurred, the Company considered factors such as the continued decline in its stock price, the significant decline in its market cap over the first and second quarters of 2014, and the decline in the Company’s overall financial performance as compared to the forecast, including lower-than-expected sales for both the stores and direct reporting units and an overall decline in net working capital available to fund operations. Based on these and other considerations, the Company concluded that a step 1 analysis of its trade name was necessary.
In performing step 1 of the impairment analysis, the Company applied the relief-from-royalty methodology (income approach pursuant to ASC 820 Fair Value). The Company estimated the required rate of return on its working capital and fixed assets by deducting the weighted, after-tax required returns on working capital, fixed assets, and other assets from the weighted average cost of capital. In order to estimate the royalty rate, the Company considered estimated long-term sales and margin growth, third-party royalty rate data, and the relative risk of the asset. The Company applied the estimated royalty rate to projected net sales, which was tax effected to estimate the after-tax royalty stream. The Company compared the $16.6 million carrying value of the trade name to the estimated fair value calculated using the relief-from-royalty discounted cash flow method and, based on the results of this analysis, the Company concluded that the carrying value of its trade name exceeded its fair value; as such, impairment of the Company's trade name was deemed necessary. The Company recorded an impairment loss of $3.7 million on its unaudited Condensed Consolidated Statements of Comprehensive Loss in the second quarter 2014.
Severance Costs
The Company accounts for severance costs pursuant to ASC 712 Compensation - Nonretirement Postemployment Benefits  which requires employers that provide special or contractual termination benefits to recognize a liability and a loss when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and a loss includes the amount of any lump-sum payments and the present value of any expected future payments.
During the second quarter of 2014, the Company recorded an accrual for severance related to a headcount reduction of $1.8 million which is included in accrued expenses and other liabilities on the unaudited Consolidated Balance Sheets as it will be paid out within 12 months. $1.7 million of the related expense is included on the unaudited Condensed Consolidated Statements of Comprehensive Loss in selling, general, and administrative expenses. The remaining $0.1 million was recorded to cost of goods sold.
Reclassifications
The Company reclassified interest expense and interest income to reflect the gross presentation for the thirteen weeks ended June 29, 2013 to conform to the presentation for the twenty-six ended June 28, 2014 in the unaudited Condensed Consolidated Statements of Comprehensive Loss. The Company also reclassified income taxes receivable out of prepaid expense to conform to the presentation for the twenty-six weeks ended June 29, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 requires entities to perform a five step process which is using to determine the timing of revenue recognition. The guidance establishes principles for reporting useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The core principle of this guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption of the guidance is not permitted. The Company is in the process of evaluating the impact of the guidance to determine in adoption will materially impact the Company's financial statements or disclosures.
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
The Company’s material financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, debt, and derivative instruments. The fair values of cash, accounts receivable, accounts payable and accrued expenses approximate their carrying values based on their short-term nature.
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
On June 27, 2014, the Company entered into a convertible debt agreement which included an embedded derivative written call option related to the conversion of the Notes into shares of common stock (the "call option") and an embedded put option ("put option") related to a fundamental transaction or change of control provision (collectively, the "derivative instruments"). Under the provisions in ASC 815 Derivatives and Hedging, the embedded derivatives are required to be accounted for separately from the debt instrument as liabilities. Such bifurcation requires the embedded derivatives to be recorded at their inception fair value. On a go-forward basis, the embedded derivatives are required to be marked-to-market with the impact of any change in fair value recorded as a (gain) loss on the Company's (un)audited Statements of Comprehensive Gain/(Loss).
The Company valued the put option at $0 with the assumption there is no material probability the Company will enter into a qualifying fundamental transaction during the three-year conversion term.
The Company valued the call option using a modified binomial lattice solution whereby the Notes were valued with and without the conversion feature and the difference was attributed to the call option. The fair value of the call option was calculated at the convertible debt origination date with the following assumptions:

Valuation Inputs	June 28, 2014
Market value of common stock on measurement date (1)	$1.00
Adjusted conversion price (2)	$0.35
Risk free interest rate (3)	0.88%
Credit-Adjusted Discount Rate (4)	35.0%
Life of the note in years	3.0
Expected volatility (5)	93.0%
Expected dividend yield (6)	0.0%
(1)The market value of common stock is based on the closing market price as of June 27, 2014.
(2) The adjusted conversion price is calculated based on conversion terms described in the note agreement.
(3) The risk-free interest rate was determined by management using the 3- year Treasury Bill as of the Offering date.
(4) The credit-adjusted discount rate was developed from yields on comparable debt instruments.
(5) The volatility factor was estimated by management using the historical volatilities of the Company’s stock.
(6) Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

The embedded derivatives are classified as Level 3 in the hierarchy. Refer to Note 6. Derivative Financial Instruments for further disclosure related to the embedded derivatives.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 28, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Derivative Instruments
Call Option	$13,178	$—	$—	$13,178
Put Option	—	—	—	—
Total	$13,178	$—	$—	$13,178
In addition to the derivative instruments, the convertible notes payable had an initial value of $4.8 million as of June 28, 2014.
The Company has determined the estimated fair value amounts of its financial instruments using available market information for those financial instruments that are measured at fair value on a recurring basis. As of June 29, 2013, the Company held the following:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 29, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Municipal Bonds	$12,731	$—	$12,731	$—
Money Market Funds	5,157	5,157	—	—
Total	$17,888	$5,157	$12,731	$—

As of June 29, 2013, municipal bonds in the amount of $5.5 million and money market securities in the amount of $5.2 million were included in cash and cash equivalents.
3.                            Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 4.9% and 9.9% for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, and 4.5% and 2.1% for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively. The decrease for the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013 was primarily due to a $10.9 million increase in the valuation allowance recorded by the Company against its deferred tax asset. Recent or future changes in equity ownership could result in limitations to the Company's ability to carryforward Net Operating Losses to future periods. As of June 28, 2014, the valuation allowance against the Company's deferred tax asset was $13.9 million.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Amount computed using statutory rates	35.0%	35.0%	35.00%	35.0%
State and local income taxes, net of federal benefit	3.9	2.5	3.9	2.5
Impairment of goodwill	—	(27.4)	—	(37.5)
Change in valuation allowance	(33.9)	—	(34.3)	—
Other	(0.1)	(0.2)	(0.1)	2.1
Provision for income tax rate	4.9%	9.9%	4.5%	2.1%

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when they change as the result of the evaluation of new information. The Company has no material uncertain tax positions which would result in a related income tax liability as of June 28, 2014.
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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of June 28, 2014, are as follows:

Fiscal Year	(in thousands)
2014 remaining	$13,106
2015	24,035
2016	21,306
2017	16,718
2018	11,402
Thereafter	14,616
Total	$101,183

Sale-Leaseback Agreement
On November 12, 2013, the Company entered into a sale-leaseback arrangement to finance its information technology initiatives. Under the agreement, the Company is leasing back the property and equipment from the buyer/lessor over a period of four years, upon which, the Company intends to exercise the bargain purchase option to repurchase the property and equipment. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company's unaudited Condensed Consolidated Balance Sheets and will continue to be depreciated over the assets' useful lives. A financing obligation, net of repayments, in the amount of $2.7 million recorded under "Financing obligation, sale leaseback" on the Company's unaudited Condensed Consolidated Balance Sheets and is being reduced based on the payments under the lease. The minimum annual rental payments are as follows:

Fiscal Year	(in thousands)
2014 remaining	$444
2015	887
2016	887
2017	739
Total minimum payments	$2,957
Amounts representing interest	266
Financing obligation, sale-leaseback	$2,691

5.                            Debt

Notes payable and long-term debt consists of:

	June 28, 2014	December 28, 2013
1.35% + one month LIBOR Revolving Line of Credit - settled February 6, 2014	$—	$5,000
8% + 90-day LIBOR Senior Credit Facility - $17.0 million revolving line of credit due February 6, 2017	7,724	—
7.5% Subordinated Convertible Notes due June 27, 2017	4,822
Amount due after one year	$12,546	$5,000
Fully Settled Revolving Credit Facility
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
On February 6, 2014, the Company repaid the $5.0 million outstanding under its Branch Banking and Trust Company revolving Line of Credit and closed the credit facility.
Senior Credit Facility
On February 6, 2014, the Company entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal, as administrative and collateral agent.
The Credit Facility Agreement provided for a $17.0 million senior secured credit facility, which included a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million that was not drawn upon on the closing date. Additionally the Credit Facility Agreement provided for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of the Company's assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire its prior $5.0 million revolving credit facility with Branch Banking and Trust Company, to pay certain related fees and expenses, to fund working capital and for other corporate purposes. The Company is required to pay interest only on the term loan facility until the maturity date, at which time borrowings under the term loan facility become due in full.
Borrowings under the Credit Facility Agreement bear interest at the 90-day LIBOR rate plus 8.0%. The continued availability of advances under the term loan facility and the amounts committed under the revolving facility was subject to maintenance of specified borrowing base requirements. The borrowing base was calculated as 100% of the net orderly liquidation value ("NOLV") of eligible inventory plus 95% of eligible receivables and cash in blocked accounts, plus 50% of the NOLV of eligible equipment less availability reserves and a $3.0 million availability block. The Company is subject to an unused facility fee of 0.50% on the unused portion of the revolving facility. An early termination fee of the greater of a make-whole amount and 3.00% applied if the term loan facility was prepaid or if the commitments under the revolving facility were permanently reduced within the first year; a 2.00% fee would be applicable if such a prepayment or permanent reduction occurred during the second year. There was no such fee payable after the second year.
The Credit Facility Agreement included terms and conditions for cash dominion events which would be triggered by any of the following: (1) the occurrence and continuance of any event of default, (2) outstanding borrowings under the revolving credit facility, or (3) a failure by the Company to maintain unrestricted cash in an amount of at least $6.5 million for three consecutive business days or $3.5 million at any time.
The Credit Facility Agreement included standard terms and conditions, limitations and specified exclusions with regard to the Company's ability to, among other things: incur debt and contingent obligations; create liens; sell, transfer, license, lease or otherwise dispose of property; expand or contract their retail operations beyond certain specified levels; make investments, loans and advances; engage in certain mergers and consolidations; issue equity securities; engage in speculative transactions; make distributions and dividends; and engage in transactions with affiliates. There were no financial covenants under the Credit Facility Agreement.
The Credit Facility Agreement contained standard terms and conditions related to events of default, which were subject to specific thresholds and, in certain cases, cure periods. If an event of default occurred and continued under the Credit Facility Agreement, Crystal may, among other things, terminate their obligations to lend under the Credit Facility Agreement and require the Company to repay all amounts owed under the credit facilities.

In connection with the June 23, 2014 Forbearance and Modification Agreement, the Company acknowledged certain defaults under the Credit Facility Agreement and which triggered a cash dominion event and an accelerated borrowing base event. The parties agreed to forbear certain remedies to such defaults for a specified time frame as more fully discussed below.
Forbearance and Modification Agreement
On June 23, 2014, the Company entered into a forbearance and modification agreement (the “Forbearance Agreement”) with several lenders (the “Lenders”) and Crystal under the Credit Facility Agreement, dated as of February 6, 2014. The Forbearance Agreement amended the Credit Facility Agreement to, among other things, exclude certain representations as conditions precedent to borrowing until June 27, 2014 (together, with the Forbearance Effective Date, the “Forbearance Period”) with regard to certain events of default under the Credit Facility Agreement so long as the Company complied with the terms of the Forbearance Agreement.
On the Forbearance Effective Date, the Company’s revolving line of credit increased from $5.0 million to $17.0 million and the Company fully prepaid its $12.0 million term loan in cash.
As of June 23, 2014 (the "Forbearance Effective Date"), the Company was in default of certain provisions of the Credit Facility Agreement, primarily for failure to pay certain obligations timely and the Company's actions undertaken to suspend the operation of the business in the ordinary course. These events of default triggered a Borrowing Base Acceleration Event and a Cash Dominion Event. Under the terms of the Forbearance Agreement, Crystal agreed to forbear from exercising their rights and remedies from the Forbearance Effective Date until June 27, 2014. These conditions required the Company to, among other things, (i) discharge every obligations and covenant performed under the Credit Facility Agreement, (ii) refrain from paying any subordinated indebtedness, (iii) take certain actions to comply with lease agreements, and (iv) to timely pay rent and/or other amounts due under the lease agreement for its current corporate headquarters and distribution center.
In connection with the payment of the $12.0 million outstanding on the term loan and contemporaneous $12.0 million increase in the revolving facility, the Company evaluated the transaction to determine whether the exchange should be accounted for as a modification or extinguishment under the provisions of ASC 470-50, which allows for an exchange of debt instruments between the same debtor and creditor to be accounted for as a modification so long as the instruments do not have substantially different terms. The guidance considers a transaction to have "substantially different terms" when the difference in the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The Company determined that the transaction did not meet the definition of "substantially different terms" and therefore accounted for the transaction as a modification.
As of June 28, 2014, the Company had $7.7 million outstanding borrowings from the revolving credit facility and $7.6 million of availability against its borrowing base collateral.
Waiver and First Amendment to Credit Agreement
On June 27, 2014, the Company entered into the Waiver and First Amendment to Credit Agreement ("First Amendment") with Crystal. Amendments to the Credit Facility Agreement included, among other things, (i) the addition of clarifying language to certain definitions; (ii) clarification as to the allowable amount of eligible in-transit inventory (i.e., inventory in-transit cannot exceed 15% of eligible inventory and $750,000) and eligible equipment used to calculate the borrowing base; (iii) modification of the triggering conditions for a cash dominion event from a failure by the Company to maintain unrestricted cash in an amount of at least $6.5 million for three consecutive business days or $3.5 million at any time, to a failure by the Company to maintain unrestricted cash of $7.5 million for two consecutive business days; (iv) the calculation of the early termination fee based on the period in which the prepayment or termination occurs; and (v) to incorporate the Company's newly issued Subordinated Secured Convertible Notes (as discussed in detail below). Additionally, the First Amendment, although the conditions of default were continuing, Crystal provided a waiver whereby any cash dominion event existing prior to the First Amendment date, were terminated and provided Crystal's intent to terminate and/or rescind instructions to any blocked bank account it sent while the Company was in cash dominion.
As of June 28, 2014, the Company had $7.7 million drawn against eligible account receivables and inventory of its borrowing base collateral and had $7.6 million available against its borrowing base collateral.
As of August 6, 2014, the Company had $12.8 million in cash, $12.0 million drawn against eligible accounts receivable and inventory of its borrowing base collateral, and $1.3 million available against its borrowing base collateral. Refer to Note 5. Debt herein for further disclosure regarding the Credit Facility Agreement and subsequent modifications and amendments.
Subordinated Secured Convertible Notes
Effective as of June 27, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with investors (the “Holders” or "Buyers") and closed the issuance and sale of $18.0 million in aggregate principal amount of its subordinated secured convertible notes (the “Notes”) and two new series of preferred stock (the “Preferred Stock”). The Notes are guaranteed by the Company and its subsidiaries have a second lien against the Company’s assets, and are junior only to liens of senior debt and certain permitted liens. All amounts under the Notes will be due and payable in cash on the maturity date, June 27, 2017, if not converted or redeemed earlier. As discussed in Note 2. Financial Instruments, the Notes contain an embedded call option related to the conversion of the Notes into shares of the Company's common stock and an embedded put option related to a fundamental transaction or change in control which is fair valued with the residual value becoming the fair value of the debt. As such, the fair value of the Notes is less than the aggregated principal amount of $18.0 million. Both the Credit Facility Agreement and the Notes contain customary representations, warranties, and cross-default provisions with respect to other material indebtedness.
As the proceeds of the Notes were received subsequent to the balance sheet date, a receivable amount of $18.0 million has been recorded on the Company's unaudited Consolidated Balance Sheets as of June 28, 2014.
Description of Notes
The Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, at any time, in whole or in part, at the option of the Holders at a fixed conversion price, initially set at $0.35 per share, which is subject to adjustment for stock splits, combinations or similar events and subsequent dilutive issuances during the term of the Notes. Limitations on conversions are such that no Holder can beneficially own in excess of 9.99% of the shares of the Company's common stock outstanding immediately after conversion and/or, should there not be sufficient shares available, conversions will be made on a pro rata basis based on principal requests for conversion. The Holder can continue to convert their Notes into shares of the Company's common stock until all security interest in the Notes have been exercised or until the Notes have matured and any principal and accrued interest outstanding has been settled. Total shares convertible as of the balance sheet date is 51,428,577 and the amount by which the convertible call option's if-converted value exceeds the principal amount of the Notes is $45.8 million as of the balance sheet date.
Interest on the Notes is due on the first day of each calendar quarter and will either (i) accrue and capitalize interest at the stated rate of 7.5% per annum which will be added to the outstanding principal or (ii) at the election of the Company and subject to the terms of the Subordination Agreement, the Company may make cash payments of the quarterly interest amounts at the discounted stated rate of 6.75% per annum. A default interest rate of 20% would apply upon the occurrence and continuance of an event of default. A late charge of 20% of any overdue amount will apply if the Company fails to pay amounts due under the Notes when due.
The Notes contain certain covenants and restrictions and are subject to various events of default, including, among others, failure to effect a reverse stock split of at least one-to-ten within 90 days; failure to pay principal or stated interest on the Notes within 7 days of the due date; failure by the Company to file, or for the SEC to declare effective, the Registration Rights Agreement within contractually accepted time periods; suspension from trading on an eligible market; failure to deliver the required number of shares pursuant to a conversion within 30 days of the conversion date; a failure by the Company to pay its debts as they become due in the ordinary course of business; or to comply with other certain covenants under the Notes and cross-defaults to other material indebtedness.
After certain senior indebtedness related to the Crystal agreement, as amended, and the Company's sale-leaseback financing agreement has been paid in full, the Notes contain events of default for failure by the Company to comply with its obligations to reserve common stock for any conversions of the Notes, convert the Notes or register the common stock issuable upon such conversion. Upon a change of control of the Company, the Holders may require the Company to redeem the Notes for cash at a redemption price equal to the greater of (i) 107.5% of the principal amount of the Notes being redeemed plus any make whole amount (i.e., the interest that would have been paid through the maturity date had the change in control not occurred) or (ii) the product of the sum of (A) the conversion amount being redeemed and (B) the make whole amount and (y) the quotient determined by dividing (A) the cash amount per share of common stock which the Holder would have been entitled to receive upon the occurrence of such change in control had the Notes been converted immediately prior to such change in control by (B) the lowest conversion price in effect during the period beginning on the date immediately preceding the earlier of the change in control and the announcement to the public of the change in control and ending on the date the Holder delivers the change in control redemption notice.
The Agreements also include a down round provision whereby, upon the issuance of other securities for a consideration per share which is less that the conversion price, the conversion price will be reduced to an amount equal to the new issuance price. Included in this provision are adjustments resulting from issuances of options, issuances of other convertible securities, changes in option prices or rate of conversion, adjustments to conversion price upon subdivision or combinations of common stock, and other voluntary adjustments.
The Company has accounted for the $18.0 million Notes in accordance with ASC 470-20 Debt with Conversion and Other Options as a single financial instrument as a non-current liability. In accordance with ASC 815, the Company is required to bifurcate the call and put options ("derivative instruments") from the debt host instrument. The Company derived the fair value of the debt of $4.8 million by determining the fair value of the derivative instrument that resulted in an unamortized discount of $13.2 million, which will be amortized through the maturity date using the effective interest method. The value net of discounts, is $4.8 million and is included on the Company's unaudited Condensed Consolidated Balance Sheets at June 28, 2014.
Registration Requirements
In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (as amended, the "Registration Agreement") with the Buyers providing for the registration by the Company of the shares of common stock issuable upon conversion of the Notes. Under the Registration Agreement, the Company was obligated to file a registration statement within 20 calendar days from the closing of the issuance of the Notes (the “Closing”) and to use its reasonable best efforts to cause the registration statement to become effective within 90 calendar days from the date the registration statement is filed and maintain the effectiveness of such registration statement until all of the shares registered thereunder may be freely transferred by the Buyers or the Buyers have sold all of the shares covered by such registration statement. In the event that the registration statement does not cover all of the Registrable Securities, the Company will be obligated to file additional registration statements.
The Company will be subject to certain obligations if the Company (i) fails to file the registration statement within the agreed upon time period; (ii) fails to have the registration statement declared effective on or before the agreed upon date; or (iii) fails to maintain the effectiveness of the registration statement or fails to meet certain other maintenance obligations. If the Company fails to meet these obligations, it will be required to pay liquidated damages equal to 2% of the purchase price of the registrable securities relating to such registration statement upon the occurrence of the failure and for each 30 calendar day period during which such failure is continuing, with liquidation damages being capped at 15% of the aggregated purchase price of the registrable securities.
First Amendment to the Securities Purchase Agreement, Notes and Registration Rights Agreement
On July 15, 2014, the Company entered into a First Amendment to Securities Purchase Agreement, Notes, and Registration Rights Agreement (the "Amendment") with the Holders which effects certain modifications to the Purchase Agreement, Subordinated Secured Convertible Notes, and the Registration Rights Agreement (collectively, the "Agreements") entered into on June 27, 2014. The Amendment amended certain covenants contained in the Agreements to provide for the following: (i) the definition of "Eligible Market" was amended to include, among others, the OTC Pink or any other comparable OTC market; (ii) the definition of "Initial Filing Deadline" for filing the initial registration statement covering the resale of the shares issuable upon conversion of the Notes was amended to mean the date which is 20 calendar days after the Company has obtained stockholder approval of the1-to-10 reverse stock split pursuant to the Securities Purchase Agreement; and (iii) to include language that eliminates the penalty fee provision associated with any failure by the Company to timely register the required number of shares provided that the number of shares available under the Registration Statement is sufficient to cover the lesser of (1) at least 100% of the maximum amount of conversion shares or (2) the lesser of the maximum number of shares of common stock of the Company permitted to be registered by the SEC or authorized pursuant to the Company's Certificate of Incorporation.

6.     Derivative Financial Instruments

Convertible Option

The fair value of the embedded derivative call option related to the convertible debt was $13.2 million as of June 27, 2014, the inception date. The Company has concluded that the inception date fair value approximates the balance sheet date fair value as of June 28, 2014; as such, the Company has not recognized a gain or loss for the change in the fair value of the call option in its unaudited Condensed Consolidated Financial Statements. Due to the proximity of the inception date to the balance sheet date, the Company did not incur any interest expense related to the discount of the notes payable for the thirteen-weeks ended June 28, 2014.

Refer to Note 2. Financial Instruments to the Company's unaudited Notes to the Condensed Consolidated Financial Statements for information about the valuation techniques and assumptions the Company uses to measure the fair value of its embedded derivative call option related to the convertible debt.

Put Option upon Change in Control

The Company determined that embedded derivative put option related to the convertible debt had no fair value as of June 27, 2014, the inception date, resulting from the Company's assessment of improbability of occurrence. The Company has concluded that the inception date fair value approximates the balance sheet date fair value as of June 28, 2014; as such, the Company has not recognized a gain or loss for the change in the fair value of the put option in its unaudited Condensed Consolidated Financial Statements. Refer to Note 2. Financial Instruments to the Company's unaudited Notes to the Condensed Consolidated Financial Statements for information about the valuation techniques and assumptions the Company uses to measure the fair value of its embedded derivative put option related to the convertible debt.

7.                           Stock-Based Compensation Plan

On May 14, 2014, the Company's shareholders approved an amendment and restatement of the 2006 Equity Incentive Plan (the "2006 Plan") in the form of the Second Amended and Restated 2006 Equity Incentive Plan ("Restated Plan"). The Restated Plan replaces the 2006 Plan. The Restated Plan provides flexibility to the compensation committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Restated Plan will expire on May 14, 2024.

Under the Restated Plan: (i) the maximum number of shares of common stock to be issued under the Restated Plan is 500,000 shares in addition to those shares available under the Amended and Restated 2006 Equity Incentive Plan to be issued and (ii) shares tendered or held back for taxes will not be added back to the reserved pool under the Restated Plan. Upon the exercise of a stock appreciation right, the full number of shares underlying the Award will be charged to the reserved pool. Additionally, shares reacquired by the Company on the open market or otherwise using cash proceeds of option exercises will not be added to the reserved pool; (iii) the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards is permitted; (iv) minimum vesting periods are required for grants of restricted stock, restricted stock units and performance share awards; (v) without stockholder approval, the exercise price of previously issued stock options and stock appreciation rights will not be reduced, and stock options and stock appreciation rights will not be otherwise repriced through cancellation in exchange for cash, other awards or stock options or stock appreciation rights with a lower exercise price; and (vi) any material amendment to the Restated Plan is subject to approval by our stockholders. As of June 28, 2014, the additional 500,000 shares approved under the Restated Plan had not been registered with the SEC.

On July 24, 2014, the Company filed a preliminary proxy statement which included a proposal to amend the Restated Plan in the form of the Third Amended and Restated 2006 Equity Incentive Plan and to approve an Employee Stock Purchase Plan. Refer to Note 11. Subsequent Events for further discussion regarding proposals related to equity compensation.

On August 1, 2014, the Company entered into an employment agreement with Richard L. Walters, Jr. in his capacity as Chief Financial Officer (effective June 30, 2014) which included grants of time vested restricted stock awards, as well as performance based awards. Refer to Note 11. Subsequent Events for further discussion.

Stock-based compensation expense of $(134,000) and $720,000, net of forfeitures, for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, are included in selling, general and administrative expenses and $(38,000) and

$96,000, net of forfeitures, for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively, is included in cost of goods sold on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Loss.

Stock-based compensation expense of $510,000 and $1.4 million, net of forfeitures, for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, is included in selling, general and administrative expenses and $(49,000) and $(282,000), net of forfeitures, for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, is included in cost of goods sold on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Loss. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, was calculated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively:

	Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013
Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	62.9%	64.7%
Risk-free interest rate (3)	2.0%	1.1%
Expected annual dividend yield	0%	0%

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

A summary of stock option activity for the twenty-six weeks ended June 28, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				in ‘000s
Outstanding as of December 28, 2013	947,531	$10.63
Granted	30,160	3.60
Expired	(41,550)	16.45
Forfeited	(192,905)	10.93
Outstanding as of June 28, 2014	743,236	$9.94	7.2 years	$0
Exercisable as of June 28, 2014	308,140	$11.82	4.9 years	$0

A summary of the status of non-vested options awards as of June 28, 2014 including changes during the twenty-six weeks ended June 28, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 28, 2013	781,319	$5.75
Granted	30,160	2.14
Vested	(183,478)	5.78
Forfeited	(192,905)	6.57
Nonvested as of June 28, 2014	435,096	$5.12

Total compensation cost related to non-vested stock option awards not yet recognized was $1.0 million as of June 28, 2014, and is expected to be recognized over a weighted-average remaining period of 2.8 years.

Restricted Stock Awards

A summary of the status of non-vested restricted stock awards as of June 28, 2014 including changes during the twenty-six weeks ended June 28, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards as of December 28, 2013	266,284	$9.93
Granted	76,615	0.96
Vested (1)	(86,484)	9.71
Forfeited	(103,363)	4.79
Restricted stock awards as of June 28, 2014	153,052	$9.04

(1) The fair value of restricted stock awards vested during the twenty-six weeks ended June 28, 2014 was $152,000.

As of June 28, 2014, unrecognized compensation expense of $725,000 related to non-vested restricted stock awards is expected to be recognized over a weighted-average remaining period of 2.7 years.

8.                            Earnings Per Share

Net loss per common share-basic is calculated by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Net loss per common share-dilutive includes the determinants of basic loss per common share plus the additional dilution for all potentially dilutive stock options and restricted stock utilizing the treasury stock method and if-converted method, respectively.

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted-average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except share and per share data)
Net loss as reported	$(21,017)	$(12,768)	$(30,270)	$(10,071)
Net loss attributable to common shareholders	$(21,017)	$(12,768)	$(30,270)	$(10,071)

Weighted-average basic common shares	16,404,276	16,342,419	16,386,972	16,293,042
Weighted-average dilutive common shares	16,404,276	16,342,419	16,386,972	16,293,042

Per common share:
Net loss per common share - basic	$(1.28)	$(0.78)	$(1.85)	$(0.62)
Net (loss) income per common share - dilutive	$(1.28)	$(0.78)	$(1.85)	$(0.62)

For the thirteen and twenty-six weeks ended June 28, 2014, diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation as their effect is antidilutive. Common share equivalents of 24,124 and 69,000 shares were excluded from the computation of weighted-average diluted common share amounts for the thirteen and twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, that could potentially dilute basic earnings per share in the future.

The convertible notes issued by the Company on June 27, 2014 had no impact on net loss per common share as of June 28, 2014.

9.     Preferred Stock
On June 27, 2014 the Company filed a Certificate of Designations to designate the number, rights, preferences and privileges of 16 shares of new series of Preferred Stock—Series A-1 through A-3 Preferred Stock (the “Series A Preferred”) and Series B-1 through B-13 Preferred Stock (the “Series B Preferred”). The Company has designated and issued one share of each Series A-1 through A-3 and Series B-1 through B-13 Preferred Stock.
Each share of Series A Preferred gives its holder the right to elect, and subsequently remove and replace, a director to the board of directors of the Company. Among other things, each share of Series B Preferred gives its holder the right to vote the shares of common stock underlying such holder’s Note on an as-converted basis without regard to any restrictions or limitations with respect thereto. Shares of Series A Preferred are not transferable (other than to affiliates) and shares of Series B Preferred may only be transferred in conjunction with the Note held by each Buyer. Each of the Series A Preferred and Series B Preferred shares is redeemable for the amount of $1.00, payable in cash, at the Holder's option only; no shares are redeemable for other securities of the Company.
The Certificate of Designations contains certain covenants which prohibit the Company from (i) increasing or decreasing the number of authorized shares; (ii) changing the number of board numbers or of any committee or subcommittee; (iii) electing, appointing, or removing any person as Chairman of the Board; or (iv) creating, designating, or establishing any committee of the Board or subcommittee thereof.
10.                            Contingencies

The Company is involved in various routine legal proceedings incidental to the conduct of its business. In the opinion of management, based on the advice of external legal counsel, the lawsuits and claims pending are not likely to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Legal fees related to legal proceedings are included in selling, general, and administrative expenses in the unaudited Condensed Consolidated Statements of Comprehensive Loss.

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against the Company and certain of the Company’s current and former officers and directors.  An amended complaint, filed on February 22, 2013, on behalf of persons who acquired the Company’s stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period.  The amended complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.  On March 19, 2014, the United States District Court for the Middle District of Florida granted the defendants' motion to dismiss the amended complaint. The court gave plaintiffs leave to file an amended complaint. A second amended complaint was subsequently filed on April 23, 2014, which, in addition to the allegations previously filed, further alleges that one of the defendants, a former officer and director, violated Section 20A of the Securities and Exchange Act of 1934. On May 30, 2014, defendants filed a motion to dismiss the second amended complaint. On July 18, 2014, the parties informed the court that the parties had reached an agreement in principle to settle this action for $3.4 million and requested a 30-day extension to allow the parties an opportunity to execute a settlement agreement. The Company does not believe that the outcome of the class action will have a material adverse effect on the business, financial statements, or disclosures as it is fully insured subject to an insurance deductible of $200,000 recorded in fiscal 2012. The full amount of the proposed settlement is reflected on the Company's unaudited Consolidated Balance Sheets as an insurance recoverable and claim settlement payable.

11. Subsequent Events

One Imeson Corporate Headquarters and Distribution Center

The Company has terminated its plans to move to the corporate headquarters and distribution center at the One Imeson location. As such, effective July 2014, the Company has classified the leasehold improvements and material handling equipment at the One Imeson location as held for sale. As of June 28, 2014, there were $5.4 million in leasehold improvements and $3.7 million in material handling equipment included on the Company's unaudited Condensed Consolidated Balance Sheets. The appraised value of the material handling equipment as of March 1, 2014 was approximately $1.3 million. The Company is currently party to a lease between GIV Imeson, LLC and Body Central Stores, Inc. This lease term extends through August 31, 2021 for which the lease payment obligation of $6.4 million is reflected in Note 4. of the unaudited condensed consolidated financial statements. The Company expects to incur a material non-cash charge in the next fiscal quarter related to the leasehold improvements and material handling equipment at the One Imeson location, and is currently exploring alternatives to reduce, mitigate or terminate this obligation, although there can be no assurance that the Company will be able to do so on terms favorable to the Company.

Stock-based Compensation

On July 24, 2014, the Company filed a Preliminary Proxy Statement with the SEC which included a proposal for shareholder approval of an amendment to the Company's Third Amended and Restated 2006 Equity Incentive Plan (the "Third Amended Plan"). The Third Amended Plan, if approved by shareholders, would include, among others, the following key changes:

- an increase in the number shares of common stock available for issuance;
- establishment of limitations on the number of options, stock appreciation rights or restricted stock awards that can be granted in a
single calendar year;
- elimination of the ability to grant dividend equivalent rights, except in connection with the awards of restricted stock units; and
- establishment of new time limits for which incentive stock options and other awards may be granted under the plan.

Employee Stock Purchase Plan

The Company filed a preliminary proxy with the Securities and Exchange Commission on July 24, 2014 which contains a proposal for stockholders to approve the Body Central Corp. 2014 Employee Stock Purchase Plan (the "ESPP"). The ESPP, if approved, provides for among other things, that participants may purchase the Company's stock at a 15% discount to the fair market value subject to certain plan provisions and discretion of the board of directors. Should the fair market value of the Company's stock be purchased under the plan for less than $0.35 per share, subject to certain adjustments, the holders of the subordinated secured convertible debt are entitled to down round protection that would increase the number of shares delivered upon the conversion of such subordinated secured convertible debt.

Employment Agreement with Richard L. Walters, Jr.

Pursuant to the Employment Agreement, entered into on August 1, 2014 and effective as of June 30, 2014, by and between Body Central Corp. and Richard L. Walters, Jr., the Company is obligated to provide Mr. Walters certain monetary and equity compensation. The equity compensation contemplated in Mr. Walters agreement has not yet been issued as a result of current limitations in the number of available equity awards. The awards contemplated in Mr. Walters employment agreement are anticipated to vest based on time parameters and performance criteria.

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
This MD&A should be read in conjunction with the accompanying unaudited condensed consolidated financial statements which have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the unaudited condensed consolidated financial statements, we have experienced recurring losses from operations and negative cash flows from operations; these conditions raise substantial doubt as to our ability to continue as a going concern. Management's plans concerning the matters are also discussed in Note 1 to the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
 Overview
     Founded in 1972, Body Central Corp., a Delaware company, is a multi-channel specialty retailer offering on-trend, quality apparel and accessories at value prices. We operate specialty apparel stores under the Body Central and Body Shop banners, as well as a direct business unit marketed through the www.bodycentral.com website. We target women in their late teens to mid-thirties from diverse cultural backgrounds, who seek the latest fashions at affordable prices and a flattering fit. Our stores feature an assortment of tops, dresses, bottoms, jewelry, accessories and shoes sold primarily under our exclusive Body Central®, Sexy Stretch® and Lipstick Lingerie® labels. We continually update our merchandise and floor sets with an emphasis on coordinated outfits presented by lifestyle to entice our customers to shop our stores frequently. We believe our multi-channel strategy supports our brand building efforts and provides us with synergistic growth opportunities across all of our sales channels.  Our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 provides additional information about our business, operations and financial condition.
     As of June 28, 2014, we had 275 stores with an average size of approximately 4,206 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the twenty-six weeks ended June 28, 2014, we did not open any stores, but did relocate 2 stores and closed 19 stores. We currently plan to close five additional stores during the remainder of fiscal 2014.
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
Direct Business Unit Sales
We offer direct sales through our catalogs and through our e-commerce website, www.bodycentral.com, which accepts orders directly from our customers. Direct sales are not included in our comparable store sales.  Our direct business continues to transition from a historically catalog driven business towards an e-commerce driven business that takes advantage of the many marketing tools and technology access points available to today's consumer.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Percentage of Net Revenues (unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	79.5	72.6	76.1	69.2
Gross profit	20.5	27.4	23.9	30.8
Selling, general and administrative expenses	44.7	30.5	41.9	28.7
Depreciation and amortization	4.2	3.4	3.8	2.7
Impairment of depreciable long-lived assets	3.3	—	1.6	—
Impairment of goodwill	—	13.8	—	6.6
Impairment of trade name	6.5	—	3.2	—
Loss from operations	(38.2)	(20.3)	(26.6)	(7.2)
Interest expense	(0.8)	(0.2)	(0.6)	(0.1)
Interest income	—	0.2	—	0.1
Other (expense) income, net	(0.2)	1.3	(0.1)	0.6
Loss before income taxes	(39.2)	(19.0)	(27.3)	(6.6)
Benefit from income taxes	1.9	1.9	1.2	0.1
Net loss	(37.3)%	(17.1)%	(26.1)%	(6.5)%

Operating Data (unaudited):
Stores:
Comparable store sales change	(22.6)%	(13.2)%	(24.7)%	(11.7)%
Number of stores open at end of period	275	286	275	286
Sales per gross square foot (in whole dollars)	$48	$55	$99	$115
Average square feet per store	4,206	4,241	4,206	4,241
Total gross square feet at end of period (in thousands)	1,176	1,213	1,176	1,213
Direct:			0
Number of catalogs circulated (in thousands)	1,690	5,472	5,712	12,587
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
The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stores at beginning of period	282	279	294	276
Stores opened during period	—	9	—	14
Stores closed during period	(7)	(2)	(19)	(4)
Stores at end of period	275	286	275	286

Thirteen weeks ended June 28, 2014 Compared to the Thirteen weeks ended June 29, 2013

	Thirteen Weeks Ended
	June 28, 2014		June 29, 2013
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$56,473	100.0%	$75,147	100.0%	$(18,674)	(24.8)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	44,899	79.5	54,525	72.6	(9,626)	(17.7)
Gross profit	11,574	20.5	20,622	27.4	(9,048)	(43.9)
Selling, general and administrative expenses	25,228	44.7	22,924	30.5	2,304	10.1
Depreciation and amortization	2,347	4.2	2,522	3.4	(175)	(6.9)
Impairment of depreciable long-lived assets	1,884	3.3	—	—	1,884	100.0
Impairment of goodwill	—	—	10,358	13.8	(10,358)	(100.0)
Impairment of trade name	3,674	6.5	—	—	3,674	100.0
Loss from operations	(21,559)	(38.2)	(15,182)	(20.3)	(6,377)	42.0
Interest expense	(438)	(0.8)	(129)	(0.2)	(309)	239.5
Interest income	—	—	137	0.2	(137)	(100.0)
Other (expense) income, net	(104)	(0.2)	979	1.3	(1,083)	(110.6)
Loss before income taxes	(22,101)	(39.2)	(14,195)	(19.0)	(7,906)	55.7
Benefit from income taxes	1,084	1.9	1,427	1.9	(343)	(24.0)
Net loss	$(21,017)	(37.3)%	$(12,768)	(17.1)%	$(8,249)	64.6%
Operating Data:
Revenues:
Stores	$52,035	92.1%	$66,885	89.0%	$(14,850)	(22.2)%
Direct	4,438	7.9	8,262	11.0	(3,824)	(46.3)
Net revenues	$56,473	100%	$75,147	100%	$(18,674)	(24.8)%
     Net revenues decreased by $18.7 million or 24.8% for the thirteen weeks ended June 28, 2014, as compared to the thirteen weeks ended June 29, 2013.
     Store sales decreased $14.9 million, or 22.2%, for the thirteen weeks ended June 28, 2014, as compared to the thirteen weeks ended June 29, 2013. The decrease in store sales resulted primarily from a decrease in comparable store sales. Comparable store sales decreased $14.2 million, or 22.6%, for the thirteen weeks ended June 28, 2014, compared to a decrease of 13.2% for the thirteen weeks ended June 29, 2013. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year resulting from the Company's failure to adequately anticipate its target customers' preferences and demand levels.  Non-comparable store sales decreased $689,000 for the thirteen weeks ended June 28, 2014, compared to the thirteen weeks ended June 29, 2013 as a result of the decrease in the number of non-comparable stores from the prior period. While the thirteen weeks ended June 28, 2014 received the benefit of Easter 2014 occurring in fiscal April 2014, as compared to fiscal March in 2013, this benefit was more than offset by the reduced number of transactions for the entire thirteen weeks ended June 28, 2014 as compared to the prior year.
Direct business unit sales, including shipping and handling fees, decreased $3.8 million or 46.3%, for the thirteen weeks ended June 28, 2014, from the thirteen weeks ended June 29, 2013.  The decrease in direct sales was primarily a result of the reduced effectiveness of our catalogs, a deliberate decrease in catalog circulation, and a decrease in revenue attributed to the catalog on a per book basis.

Gross Profit

Gross profit decreased $9.0 million, or 43.9%, for the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013. As a percentage of net revenues, gross margin decreased by 690 basis points for the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013.  The decrease was attributable to a 570 basis point decrease to merchandise margin from markdowns taken to clear slow-moving inventory and a 120 basis point increase in store occupancy, distribution, buying and freight costs as a percent to sales, that precipitated from the 22.6% comparable store sales decline and the 46.3% decrease in direct business sales including shipping and handling fees.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $2.3 million, or 10.1%, for the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013. As a percentage of net revenues, store operating expenses increased to 24.5% for the thirteen weeks ended June 28, 2014 as compared to 18.8% for the thirteen weeks ended June 29, 2013 primarily as a function of the decrease in net revenues per store.  Store operating expenses decreased by $280,000 primarily as a result of a decrease of 11 stores on a year over year basis.
The general and administrative expense component of selling, general and administrative expense increased $2.6 million for the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013. As a percentage of net revenues, general and administrative expenses increased to 20.2% for the thirteen weeks ended June 28, 2014 from 11.7% for the thirteen weeks ended June 29, 2013. The $2.6 million increase was primarily driven by a $2.6 million increase in professional fees, $708,000 increase in compensation expense, primarily from severance benefits for former employees and a $499,000 increase in e-commerce advertising expenses, partially offset by reductions in travel, supplies and facilities expenses.
As a percentage of net revenues, selling, general and administrative expenses were 44.7% for the thirteen weeks ended June 28, 2014 and 30.5% for the thirteen weeks ended June 29, 2013 due to the reasons discussed above.
Depreciation Expense
     Depreciation expense decreased $175,000, or 6.9%, for the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013.  This decrease was primarily due to the closure of 11 stores year over year for which depreciation had been accelerated in prior periods. As a percentage of net revenues, depreciation increased 80 basis points to 4.2% for the thirteen weeks ended June 28, 2014 from 3.4% for the thirteen weeks ended June 29, 2013.
Interest Expense
Interest expense was $438,000 for the thirteen weeks ended June 28, 2014 and $129,000 for the thirteen weeks ended June 29, 2013 resulting from interest expense related to our new credit facility effective February 6, 2014, including amortization of deferred financing costs, and our lease financing arrangement.
Other Income, net
Other income, net decreased $1.1 million for the thirteen weeks ended June 28, 2014 as compared to the thirteen weeks ended June 29, 2013. The Company recognized store merchandise credit breakage of $0 and $972,000 for the thirteen weeks ended June 28, 2014 and June 29, 2013, respectively. Additionally included is $100,000 for loss on disposal for 7 store closures during the thirteen weeks ended June 28, 2014 and $47,000 for 2 store closures during the thirteen weeks ended June 29, 2013.
Benefit from Income Taxes
The net change in income taxes was $343,000, from a benefit of $1.4 million for the thirteen weeks ended June 28, 2014 to a benefit of $1.1 million for the thirteen weeks ended June 29, 2013, which was attributable to a $7.9 million decrease in income before income taxes, and a decrease in the effective tax rate to 4.9% in the thirteen weeks ended June 28, 2014 from 9.9% in the thirteen weeks ended June 29, 2013. The decrease in the effective tax rate primarily resulted from a valuation allowance of $13.9 million recorded against our deferred tax assets as a function of our current forecasts and the likelihood that we will not be able to benefit from the deferred tax asset during the next twelve months.

Net Loss

The change in net earnings was $8.2 million, from a loss of $12.8 million for the thirteen weeks ended June 29, 2013 to a loss of $21.0 million for the thirteen weeks ended June 28, 2014 due to the factors discussed above.

Twenty-six weeks ended June 28, 2014 Compared to the Twenty-six weeks ended June 29, 2013

	Twenty-six weeks ended June 28, 2014
	June 28, 2014		June 29, 2013		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$116,220	100.0%	$156,550	100.0%	$(40,330)	(25.8)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	88,484	76.1	108,285	69.2	(19,801)	(18.3)
Gross profit	27,736	23.9	48,265	30.8	(20,529)	(42.5)
Selling, general and administrative expenses	48,714	41.9	44,927	28.7	3,787	8.4
Depreciation and amortization	4,434	3.8	4,284	2.7	150	3.5
Impairment of depreciable long-lived assets	1,884	1.6	—	—	1,884	100.0
Impairment of goodwill	—	—	10,358	6.6	(10,358)	(100.0)
Impairment of trade name	3,674	3.2	—	—	3,674	100.0
Loss from operations	(30,970)	(26.6)	(11,304)	(7.2)	(19,666)	174.0
Interest expense	(682)	(0.6)	(196)	(0.1)	(486)	248.0
Interest income	18	—	205	0.1	(187)	(91.2)
Other (expense) income, net	(65)	(0.1)	1,008	0.6	(1,073)	(106.4)
Loss before income taxes	(31,699)	(27.3)	(10,287)	(6.6)	(21,412)	208.1
Benefit from income taxes	1,429	1.2	216	0.1	1,213	561.6
Net loss	$(30,270)	(26.1)	$(10,071)	(6.5)	$(20,199)	200.6%
Operating Data:
Revenues:
Stores	$106,672	91.8%	$139,527	89.1%	$(32,855)	(23.5)%
Direct	9,548	8.2	17,023	10.9	(7,475)	(43.9)
Net revenues	$116,220	100%	$156,550	100%	$(40,330)	(25.8)%
Net Revenues
     Net revenues decreased by $40.3 million or 25.8% for the twenty-six weeks ended June 28, 2014, as compared to the twenty-six weeks ended June 29, 2013.
     Store sales decreased $32.9 million, or 23.5%, for the twenty-six weeks ended June 28, 2014, as compared to the twenty-six weeks ended June 29, 2013. The decrease in store sales resulted primarily from a decrease in comparable store sales. Comparable store sales decreased $32.2 million, or 24.7%, for the twenty-six weeks ended June 28, 2014, compared to a decrease of 11.7% for the twenty-six weeks ended June 29, 2013. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year resulting from the Company's failure to adequately anticipate its target customers' preferences and demand levels.  Non-comparable store sales decreased $639,000 for the twenty-six weeks ended June 28, 2014, compared to the twenty-six weeks ended June 29, 2013 as a result of the decrease in the number of non-comparable stores from the prior period.
Direct business unit sales, including shipping and handling fees, decreased $7.5 million or 43.9%, for the twenty-six weeks ended June 28, 2014, from the twenty-six weeks ended June 29, 2013.  The decrease in direct sales was primarily a result of the reduced effectiveness of our catalogs, a deliberate decrease in catalog circulation, and a decrease in revenue attributed to the catalog on a per book basis.
Gross Profit

Gross profit decreased $20.5 million, or 42.5%, for the twenty-six weeks ended June 28, 2014 as compared to the twenty-six weeks ended June 29, 2013. As a percentage of net revenues, gross profit margin decreased by 690 basis points for the twenty-six weeks ended June 28, 2014 as compared to the twenty-six weeks ended June 29, 2013.  This decrease was attributable to a 350 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 340 basis point increase in store occupancy, distribution, buying and freight costs as a percentage of net revenues that precipitated from the 24.7% comparable store sales decline and the 43.9% decrease in direct business sales, including shipping and handling fees.
Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $3.8 million, or 8.4%, for the twenty-six weeks ended June 28, 2014 as compared to the twenty-six weeks ended June 29, 2013. As a percentage of net revenues, store operating expenses increased to 24.0% for the twenty-six weeks ended June 28, 2014 as compared to 17.9% for the twenty-six weeks ended June 29, 2013 primarily as a function of the decrease in net revenues per store.
The general and administrative expense component of selling, general and administrative expense increased $3.9 million for the twenty-six weeks ended June 28, 2014 as compared to the twenty-six weeks ended June 29, 2013. As a percentage of net revenues, general and administrative expenses increased to 18.0% for the twenty-six weeks ended June 28, 2014 from 10.8% for the twenty-six weeks ended June 29, 2013. The $3.9 million increase was primarily driven by a $3.5 million increase in professional fees, $1.3 million increase in compensation expense primarily resulting from an increase in severance benefits for former employees and a $1.1 million increase in advertising expenses, partially offset by reductions in travel, supplies, and facilities expenses.
As a percentage of net revenues, selling, general and administrative expenses were 41.9% for the twenty-six weeks ended June 28, 2014 and 28.7% for the twenty-six weeks ended June 29, 2013 due to the reasons discussed above.
Depreciation Expense
     Depreciation expense increased $150,000, or 3.5%, for the twenty-six weeks ended June 28, 2014 as compared to the twenty-six weeks ended June 29, 2013.  This increase was primarily due to capital expenditures related to new store construction and significant upgrades to our information technology systems, as well as the acceleration of depreciation for actual and anticipated store closures, including leasehold improvements and furniture and fixtures. As a percentage of net revenues, depreciation increased 110 basis points to 3.8% for the twenty-six weeks ended June 28, 2014 from 2.7% for the twenty-six weeks ended June 29, 2013.
Interest Expense
Interest expense was $682,000 for the twenty-six weeks ended June 28, 2014 and $196,000 for the twenty-six weeks ended June 29, 2013 resulting from interest expense related to our new credit facility, including amortization of deferred financing costs, and our lease financing arrangement.
Other Income, net
Other income, net decreased by $1.1 million for the twenty-six weeks ended June 28, 2014 as compared to the twenty-six weeks ended June 29, 2013. The Company recognized store merchandise credit breakage of $0 and $972,000 for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively. The Company recorded a loss on disposal of fixed assets of $100,000 related to 19 store closures occurring in the twenty-six weeks ended June 28, 2014.
Benefit from Income Taxes
The benefit from income taxes increased by    $1.2 million for the twenty-six weeks ended June 28, 2014 as compared to the twenty-six weeks ended June 29, 2013, which was attributable to an increase in net loss before taxes
The net change in income taxes was $1.2 million, from a benefit from of $216,000 for the twenty-six weeks ended June 29, 2013 to a benefit from of $1.4 million for the twenty-six weeks ended June 28, 2014, which was attributable to a $21.4 million decrease in income before income taxes, and a decrease in the effective tax rate to 4.5% in the twenty-six weeks ended June 28, 2014 from a decrease in the twenty-six weeks ended June 28, 2014. The decrease in the effective tax rate primarily resulted from a valuation allowance of $13.9 million recorded against our deferred tax assets as a function of our current forecasts, as we do not believe we will be able to benefit from the deferred tax asset during the next twelve months.

Net Loss
 The change in net earnings was $20.2 million, from a loss of $10.1 million for the twenty-six weeks ended June 29, 2013 to a loss of $30.3 million for the twenty-six weeks ended June 28, 2014 due to the factors discussed above.
Liquidity and Capital Resources
     Our primary requirements for liquidity and capital resources are to fund working capital for current operations, which consists primarily of funding the buildup of inventories and investing in information technology to increase our e-commerce presence and operating efficiency. Cash expenditures are also required for maintaining our existing stores, office facilities, and distribution operations. Going forward, additional cash obligations include payments of principal and interest on the revolving loan drawn under our credit facility and payments related to our sale-leaseback financing; future obligations may also include borrowings under the revolving component of our credit facility if drawn upon and other lease financing arrangements.
The most significant components of our working capital are cash and cash equivalents, merchandise inventories, trade payables and other current liabilities. Our working capital position benefits from the fact that we generally collect cash from sales to customers the same day or, in the case of credit or debit card transactions, within several days of the related sale, and we currently are experiencing aggregate average pay terms of approximately 12 days to pay our merchandise vendors, depending on the applicable vendor terms; however, we have experienced shorter terms and/or prepayment requirements with some of our merchandise vendors during fiscal 2014.
Sources and Uses of Cash
As of June 28, 2014, we had net working capital of $6.5 million, which included cash and cash equivalents of $4.4 million. Cash outflow from operations was $7.9 million for fiscal quarter ended June 28, 2014. Net working capital was $6.5 million as of June 28, 2014 as compared to $42.4 million as of June 29, 2013. The most significant components of the $35.9 million decrease in year-over-year net working capital resulted from a $34.4 million decrease in cash and cash equivalents, short-term investments, and restricted cash, a $6.4 million increase in accrued expenses, a $4.5 million increase in prepaid expenses and other assets and a $353,000 decrease in accounts receivable. These decreases were partially offset by a $310,000 decrease in inventory, net of merchandise accounts payable and a $773,000 increase in current deferred tax assets.
Cash and cash equivalents decreased primarily as a result of the decrease in net revenues as discussed herein, capital expenditures related to the new distribution center and corporate headquarters, and capital expenditures related to information technology projects, partially offset by the net proceeds from our new $12.0 million term credit facility and the proceeds from the sale-leaseback transaction related to our information technology projects. The increase in accrued expenses were primarily the result of extending non-merchandise vendor payments to 30 day terms and an increase in professional fees compared to the same period last year. The decrease in accounts receivable was primarily the result of a $232,000 decrease in proceeds due from short term investments. The decrease in inventory, net of merchandise payable was primarily the result of a decrease in payment terms from an average of 30 days to an average of approximately 12 days. The increase in prepaid expenses was primarily the result of advance prepayments for merchandise orders of approximately $3.5 million, $3.0 million in deferred financing fees and $1.1 million in prepaid fees for a 5-year tail on D&O coverage, partially offset by a $3.1 million decrease in prepaid rent.

	Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013
	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	(7,900)	4,356
Net cash used in investing activities	(4,642)	(14,276)
Net cash provided by financing activities	404	327
Net decrease in cash and cash equivalents	$(12,138)	$(9,593)
Operating Activities

Net cash used in operating activities for the twenty-six weeks ended June 28, 2014 was $7.9 million as compared to net cash provided by operating activities of $4.4 million for the twenty-six weeks ended June 29, 2013. Cash receipts from customers were $116.3 million for the twenty-six weeks ended June 28, 2014 as compared to $156.6 million for the twenty-six weeks ended June 29, 2013. This decrease was primarily the result of a decrease in the number of sales transactions, both for our stores and direct business operating segments, and a decrease in the average unit retail. Other factors include unanticipated, unusually severe weather conditions. Cash payments to our merchandise vendors decreased to $103.5 million from $145.5 million, or 28.8%, for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, primarily as a result of reduced inventory purchases.
Cash paid to employees increased to $31.2 million from $28.9 million, or 7.9%, for the twenty-six week periods ended June 28, 2014 and June 29, 2013, respectively, primarily as a result of severance payments to terminated key personnel and the recruitment of replacement personnel.
Cash paid for operating expenses, excluding cash paid to employees, increased to $10.6 million from $16.6 million, or 36.1% for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively, primarily due to an increase in the number of days outstanding on our open expense payables.
Cash refunds received for income taxes were $13.9 million as compared to cash paid for estimated taxes of $2.3 million for the twenty-six week periods ended June 28, 2014 and June 29, 2013, respectively, as a result of estimated payments of income taxes in 2012 and 2013, as well as refunds related to fiscal 2013 net losses carried back to 2011 and 2012.
Investing Activities
Net cash used for purchases of property and equipment decreased to $4.6 million from $6.9 million, or 33.3%, for the twenty-six week periods ended June 28, 2014 and June 29, 2013, respectively, primarily as a result of cash payments of $2.6 million for capital expenditures included in accounts payable and accrued expenses as of December 28, 2013 and paid during the first quarter 2014. Net cash used for purchases of short-term investments, net of maturities and proceeds from sales of short-term investments decreased by $7.9 million resulting primarily from the decrease in cash from operations.
Financing Activities
Financing activities consist primarily of proceeds from our new credit facility and payments on borrowings outstanding, including lease financing arrangements. For the twenty-six weeks ended June 28, 2014, net cash provided by financing activities increased $77,000 as compared to the twenty-six weeks ended June 29, 2013, primarily attributable to proceeds of $12.0 million from our new credit facility, partially offset by the payments of amounts outstanding on our Line of Credit Agreement and lease financing arrangement as discussed below.
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
On February 6, 2014, we entered into a $17.0 million senior secured credit facility with Crystal Financial Corp. ("Crystal") as discussed further in the "Credit Facilities" section and in Note 5. Debt in the unaudited Notes to the Condensed Consolidated Financial Statements herein. We used a portion of the $12.0 million proceeds from the term component of the credit facility to repay our $5.0 million in outstanding borrowing under the revolving credit facility with BB&T and terminated that facility. As of June 28, 2014, we had no outstanding borrowings under the revolving component of the credit facility with Crystal, and were in compliance with all operational covenants.
On June 23, 2014, we entered into a forbearance and modification agreement with several lenders and Crystal under the Credit Facility Agreement, dated as of February 6, 2014. In connection with this agreement , we increased our revolving line of credit from $5.0 million to $17.0 million and the Company fully prepaid its $12.0 million term loan in cash.

On June 27, 2014, we entered into a securities purchase agreement with investors and closed the issuance and sale of $18.0 million in aggregate principal amount of its subordinated secured convertible notes and two new series of preferred stock. We received the funding from the Notes on June 30, 2014 and used the proceeds to outstanding obligations. The Notes are included as a receivable on our unaudited Condensed Consolidated Balance Sheets and are disclosed as a non-cash financing activity on our unaudited Condensed Consolidated Statements of Cash Flows as of June 28, 2014.
Risks, Uncertainties, and Going Concern
We incurred a loss from operations of $53.4 million and had negative cash flow from operations of $13.6 million for the fiscal year ended December 28, 2013. For the twenty-six weeks ended June 28, 2014, we incurred a loss from operations of $31.0 million and had negative cash flows from operations of $7.9 million as of June 28, 2014.
Our results of operations, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including, but not limited to, the following:

•	Inability to anticipate our customer's tastes, preferences, and demand level;

•	A continued decline in trade support;

•	Competitive industry conditions;

•	Increases in selling, general and administrative expenses; and

•	An increase in expenses associated with financing, transactional and strategic alternative initiatives undertaken during the second quarter 2014.
We believe that these factors may continue to have a negative impact on our business. These conditions raise substantial doubt about our ability to continue as a going concern. For this purpose, we assume that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.
We have historically relied on cash flows from operations to meet our cash flow requirements for continued operations and capital projects; however, during the second half of fiscal 2013 and the first quarter of fiscal 2014, we have entered into financing arrangements to supplement our working capital needs. We had unrestricted cash available of $4.4 million and total net working capital of $6.5 million as of June 28, 2014. We believe that our current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund our current business plan and meet our obligations throughout fiscal 2014; however, our ability to continue to fund operations and meet our obligations is largely dependent on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand, of which there can be no assurance we will be able to adequately accomplish. Our current business plan assumes that our operating cash in-flows will improve in the second half of 2014 as a result of changes to our merchandising strategy which focuses on the allocation of product assortment and inventory management. However, our failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including our ability to generate positive cash flows from operations, and consequently, our ability to fund operations, to obtain additional financing, and to repay our financing obligations.
Our future viability is dependent on our ability to execute our business plans successfully. We plan to use our available funding, together with cash provided by our operations, to finance our current business plan; however, if we cannot meet our capital needs using cash on hand and cash from operations, in addition to the actions described in further detail below, we will have to take actions such as modifying our business plan to reduce capital investments, pursuing additional external liquidity generating events, and seeking additional financing to the extent available, and further delaying non-essential capital expenditures. Any such actions could have a material adverse effect on our results of operations and, in the case of any additional financing, could results in significant dilution to our stockholders.

Our current business plan assumes that our operating cash in-flows will improve in the second half of 2014 as a result of changes to our merchandising strategy, which focuses on the allocation of product assortment and better management of inventory levels in comparison to sales trends. We have made key changes to merchandising personnel and developed a planning and allocation team in order for us to streamline our product assortment and to better anticipate changes in customer preferences. We believe that these initiatives will also position us to realize higher sales levels and improved gross margins through fiscal 2014. If however our future comparable store sales continue to decline or do not improve consistent with our forecasts and/or our direct business does not improve from the prior year, our cash flows would be materially adversely impacted.
The success of these initiatives is largely dependent on a variety of factors, one of which is fashion trends. We must gauge the fashion tastes of our customers and provide merchandise that satisfies customer demand. Our failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including our ability to generate positive cash flows from operations, and consequently, our ability to fund operations, to obtain additional financing, to repay our financing obligations, and therefore raises substantial doubt about the Company's ability to continue as a going concern.
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
During the first half of 2014, significant changes impacting upon our liquidity position have included the following:

•	We closed 19 stores during the twenty-six weeks ended June 28, 2014 and intend to close at least five more stores during the remainder of fiscal year 2014.

•
We received a total of $13.9 million during the first quarter of 2014 in Federal income tax refunds resulting primarily from a net operating loss carryback of 2013 losses to fiscal years 2011 and 2012.

•
On February 6, 2014, we entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal Financial Corp. ("Crystal") which provided for a $17.0 million senior secured credit facility, which included a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million was not been drawn upon. Additionally, the Credit Facility Agreement provided for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of our assets. The proceeds of the term loan facility were used to pay all amounts owed under and retire its prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.

Effective June 23, 2014, we entered into a Forbearance and Modification Agreement ("Forbearance Agreement") which effectively terminated the above outstanding term loan facility and increased the revolving credit facility to $17.0 million. Pursuant to the Forbearance Agreement, we prepaid the term loan facility in full from (i) cash on hand in excess of amounts permitted under the Forbearance Agreement plus (ii) the proceeds from the revolving credit facility. We were not required to pay any prepayment penalties under the terms of the Forbearance Agreement. As of the effective date of the Forbearance Agreement, we were in default of certain provisions under the Credit Facility Agreement. Under the Forbearance Agreement, Crystal agreed to forbear against any remedies available to them under an event of default until July 27, 2014. Crystal provided a waiver to us on June 27, 2014; as such, outstanding borrowings under the Credit Facility Agreement, as amended, were not callable as of the balance sheet date.
No other modifications were made pursuant to the Forbearance Agreement which materially impacted the terms of the Credit Facility Agreement dated February 6, 2014.
As of June 28, 2014, we had $7.7 million drawn against eligible account receivables and inventory of its borrowing base collateral and had $7.6 million available against its borrowing base collateral.
As of August 6, 2014, we had $12.8 million in cash, $12.0 million drawn against eligible account receivables and inventory of its borrowing base collateral, and $1.3 million available against its borrowing base collateral. Refer to note 5. Debt herein for further disclosure regarding the Credit Facility Agreement and subsequent modifications and amendments.

•
On June 27, 2014, we completed the previously announced review of financing, transactional and strategic alternatives with the closing of a private placement of $18.0 million in principal amount of its 7.5% subordinated secured convertible notes (the “Notes”). Interest on the notes will accrue at a stated rate of 7.5% per annum and each quarterly interest payment will be paid in kind by increasing the principal amount due under the notes unless we exercise our option to pay cash interest at a stated rate of 6.75% per annum. The Notes are convertible into shares of our common stock at any time at the option of the holders at a conversion price of $0.35 per share, subject to certain adjustments. Refer to note 5. Debt herein for further disclosure regarding the Notes.
Due to the inherent uncertainties in making estimates and assumptions in our forecast, there can be no assurance that the Company will be able to execute on its strategic initiatives. Therefore, if our operations under perform to our forecasted results, our financial position, results of operations, and cash flows may be materially adversely impacted. There are additional factors which are not necessarily within our control such as competition, current national and regional economic conditions and weather which could negatively impact our forecast and have a material adverse effect on our cash flows and results of operations.
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
Outlook
     Our short-term and long-term liquidity needs arise primarily from working capital requirements associated with our existing operations, sales improvement initiatives, and capital expenditures related to information technology and our distribution center and corporate headquarters. We believe that our current forecasts indicate that our cash position, net cash provided by operating activities and debt facilities (as previously disclosed) should be adequate to finance our working capital needs through the 12 months subsequent to June 28, 2014, if we are successful in executing our business plan.  Forecasts include strategic initiatives centered on merchandise content and customer messaging. If these strategies are not achieved, we may require additional financing to provide sufficient cash flows to support operations, availability of which cannot be guaranteed.
Critical Accounting Estimates
     Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, impairment of long-lived assets, intangible assets, valuation of financial instruments, income taxes and stock-based compensation.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations. There have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

Refer to note 10 Contingencies herein of the unaudited Condensed Consolidated Financial Statements.

ITEM 1A.             RISK FACTORS

Our business, financial condition, operating results and cash flows can be affected by a number of factors, including, but not limited to, those disclosed previously and from time to time in the Company's filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed by the Company with the SEC on March 27, 2014, the additional Risk Factors set forth below, and other factors identified from time to time in the Company's periodic filings with the SEC, which Risk Factors are incorporated by reference herein, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results.

The convertible notes we issued in June 2014 are convertible into a substantial number of shares of our common stock, and enjoy full-ratchet anti-dilution protection in connection with future dilutive issuances by the Company. Conversions of the notes and any future financing transactions involving the issuance of equity may result in substantial dilution to the existing holders of our common stock and may depress the market price of our common stock. Additionally, the ability of the note holders to vote the shares of common stock underlying their notes may substantially reduce the influence of our other stockholders.

As previously disclosed, on June 27, 2014, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) with certain investors (the “Buyers”) and closed the issuance and sale to the Buyers (the “2014 Financing”) of $18.0 million in aggregate principal amount of our subordinated secured convertible notes (as amended, the “Notes”) and new series of Series A Preferred Stock and Series B Preferred Stock. The Notes are convertible into shares of our common stock at any time, in whole or in part, at the option of the holders at a fixed conversion price, initially set at $0.35. The conversion price is subject to full-ratchet anti-dilution adjustment in the event we issue any common stock or securities exercisable for or convertible into common stock (subject to limited exceptions for certain exempted issuances) at a price per share less than the then-effective conversion price of the Notes.

Based upon the principal amount of the Notes issued, without giving effect to accrued and unpaid interest, and assuming no adjustment to the initial conversion price, the Notes would be convertible into 51,428,577 shares of our common stock on a fully-diluted basis assuming conversion of all of the Notes. The conversion of the Notes by the holders thereof into common stock will, and any future financing transactions involving the issuance of equity by the Company may cause substantial dilution to the ownership interests of the existing holders of shares of our common stock. Any sales or perceived sales in the public market of our shares of common stock issuable upon conversion of the Notes could adversely affect prevailing market prices of shares of our common stock. The issuance of common stock upon conversion of the Notes may also have the effect of reducing our net income per share. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the market price of our shares of common stock.

In addition, the Series A and Series B Preferred Stock issued pursuant to the Purchase Agreement may substantially reduce the influence of our other stockholders. The holders of our Series A Preferred Stock have the right to appoint three members of our Board of Directors. The Series B Preferred Stock permits the Buyers under the Purchase Agreement to vote the shares of common stock underlying the Notes held by them, without regard to the limitations or restrictions on conversions set forth in the Notes and without regard to whether or not there are then a sufficient number of shares of Common Stock authorized for issuance upon conversion of the Notes. As a result, such persons may have the ability to exercise enhanced control over the approval process for actions that require stockholder approval, including: the election of our directors, the approval of mergers, sales of assets or other significant corporate transactions, adoption of amendments to our certificate of incorporation or other matters submitted for stockholder approval. Because of the substantial voting power of the Series B Preferred Stock held by the buyers of the Notes, other stockholders may have less influence over matters submitted for stockholder approval. The holders of our Series A Preferred Stock have significant influence over our business, policies and affairs as a result of their right to appoint certain directors to our Board. Furthermore, at certain times the interests of the Note Holders may conflict with the interests of our other stockholders.

We may be in default under our obligations under the Purchase Agreement if we are not able to obtain stockholder approval for a reverse stock split of our common stock by September 25, 2014. Additionally, we may be subject to penalties under a registration rights agreement if we are not able to file a registration statement covering the shares of common stock underlying the Notes within 20 days of receipt of stockholder approval of the reverse stock split, or if such registration statement is not declared effective within 90 days after it is filed. Further, our first lien credit agreement and second lien notes also contain customary cross-default provisions, and any acceleration of our outstanding indebtedness would materially and adversely affect our business.

Further, our first lien credit agreement and second lien Notes provide for acceleration in certain instances in connection with certain events of default, and also contain customary cross-default provisions with respect to other indebtedness.  Pursuant to our first lien credit agreement, cash dominion provisions may be triggered in the future by an event of default, the outstanding balance of revolving loans increasing above a certain required threshold initially set at $12,000,000 or the Loan Parties’ unrestricted cash dropping below $7,500,000 for two consecutive business days.  Any acceleration of any of our outstanding indebtedness, or trigger of cash dominion requirements, would materially and adversely affect our business, and could affect the Company’s ability to continue as a going concern.

Pursuant to the terms of the Purchase Agreement and the Notes, we agreed to use our reasonable best efforts to effect a reverse stock split of our common stock by no later than the date 90 days following the closing of the 2014 Financing (that is, by September 25, 2014). At our 2014 Special Meeting of Stockholders scheduled to be held in September 2014, we intend to present a proposal to amend our certificate of incorporation to, among other things, implement a one-for-ten reverse stock split of our common stock (the “Reverse Stock Split”). We do not currently have sufficient authorized, unissued and otherwise unreserved shares in order to effect the conversion of the Notes. Among other considerations, implementation of the Reverse Stock Split will not change the total number of shares we are authorized to issue but will reduce the number of outstanding shares of our common stock, therefore having the effect of creating shares of common stock authorized and available for issuance to fulfill our existing obligations pursuant to the Notes and otherwise. There can be no assurances that the Reverse Stock Split will be approved by our stockholders by the September 25, 2014 deadline, in which case we may be in default of our obligations under the Purchase Agreement and the Notes.

In addition, in connection with the 2014 Financing, we entered into a registration rights agreement with the Buyers, pursuant to which, as amended (the “Registration Rights Agreement”), we agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Notes (the “Registrable Securities”) within 20 calendar days after the Company has obtained stockholder approval of the Reverse Stock Split and to use our reasonable best efforts to cause the registration statement to become effective within 90 calendar days from the date the registration statement is filed and maintain the effectiveness of such registration statement until all of the shares registered thereunder may be freely transferred by the Buyers or the Buyers have sold all of the shares covered by such registration statement. In the event that the registration statement does not cover all of the Registrable Securities, the Company will be obligated to file additional registration statements. We will be subject to certain obligations if we (i) fail to file the registration statement within the agreed upon time period, (ii) fail to have the registration statement declared effective on or before the agreed upon date or (iii) fail to maintain the effectiveness of the registration statement or fail to meet certain other maintenance obligations. If we fail to meet our obligations as described in the previous sentence, we will be required to pay, subject to the rights of the first lien lender under the intercreditor and subordination agreement, liquidated damages equal to 2% of the purchase price of the Registrable Securities relating to such registration statement upon the occurrence of the failure and for each 30 calendar day period during which such failure is continuing, with such liquidated damages being capped at 15% of the aggregate purchase price of the Registrable Securities.

Our common stock has been delisted from NASDAQ, and the current quotation of our common on the OTC Pink market provides significantly less liquidity. Although we intend to apply for listing on a national securities exchange, there can be no assurances that we will be able to satisfy the listing requirements of any such national securities exchange.

Prior to the 2014 Financing, our common stock was listed on the NASDAQ Stock Market. Under the NASDAQ Marketplace Rules, the Company was required to obtain stockholder approval for the issuance of the Notes prior to such issuance. However, in order to preserve the financial viability of the Company, it was necessary to consummate the transaction before stockholder approval could be obtained. The Company acknowledged the failure to comply with the NASDAQ Marketplace Rules, and elected to voluntarily delist from the NASDAQ Stock Market, which delisting was effected on July 9, 2014. At that time, our common stock began trading on the OTC Pink market.

An investment in our Company may require a long-term commitment, with no certainty of return. The OTC Pink market is a relatively unorganized over-the-counter market that provides significantly less liquidity than NASDAQ or other national exchanges. As a result, you may encounter significantly lower trading volume in our common stock than you would on a national exchange, and may be unable to dispose of your common stock at desirable prices or at all.

Our Board believes that relisting the Company’s common stock on a national securities exchange may be in the best interests of the Company and our stockholders, as it may enhance the liquidity in the trading market for the Company’s common stock. National securities exchanges typically maintain a minimum initial listing price of approximately $2.00 - $4.00 per share and a minimum continued listing price of approximately $1.00 per share, which, as of August 12, 2014, the Company did not satisfy. While we intend to apply in the future to re-list our common stock on a national securities exchange, and while we believe that if the Reverse Stock Split is approved by our stockholders, we would expect to satisfy a minimum bid price requirement for initial and continued listing, there can be no assurance that this would be the case, that our stock price will maintain any particular level or that the Company would satisfy other initial or continued listing criteria. The lack of an active market for our common stock impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares or other equity.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None except as previously reported.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading. Additional information about the Company may be found elsewhere in this report and the Company’s other public files, which are available without charge through the SEC’s website at http://www.sec.gov or the Company's website at http://www.bodycentral.com.

The following is an index of the exhibits included in this Quarterly Report on Form 10-Q:

EXHIBIT INDEX

Exhibit No.	Description
3.1
Third Amended and Restated Certificate of Incorporation of Body Central Corp. as amended May 25, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2012)

3.2
Form of Certificate of Designations, Preferences and Rights of Series A-1, A-2, A-3, B-1, B-2, B-3, B-4, B-5, B-6, B-7, B-8, B-9, B-10, B-11, B-12, and B-13 Preferred Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)

3.3	Amended and Restated By-Laws of Body Central Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2013).
4.1	Form of Subordinated Secured Convertible Note due 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)
4.2
Registration Rights Agreement, dated as of June 27, 2014, by and among Body Central Corp. and certain Buyers party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)

4.3
First Amendment dated as of July 15, 2014 to Securities Purchase Agreement, Notes and Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2014)

10.1
Forbearance and Modification Agreement, dated as of June 23, 2014, by and among Body Central Stores, Inc., the other Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto and Crystal Financial LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2014)

10.2
Securities Purchase Agreement, dated as of June 27, 2014, by and among Body Central Corp. and certain Buyers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)

10.3
Waiver and First Amendment to Credit Agreement, dated as of June 27, 2014, by and among Body Central Stores, Inc., the other Borrowers party thereto, the Guarantors party thereto, the lenders party thereto and Crystal Financial LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)

10.4
Intercreditor and Subordination Agreement among Crystal Financial LLC, as administrative agent and collateral agent, the Buyers, and Body Central Stores, Inc., Body Central Services, Inc., and Body Central Direct, Inc., as the Borrowers, and the Company, as guarantor, dated as of June 27, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)

10.5	Form of Guaranty by the Company’s subsidiaries (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)
10.6
Form of Security Agreement among the Company’s subsidiaries, Lane Five Partners LP as collateral agent and other credit parties (as defined in the Security Agreement) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2014)

10.7
Body Central Corp. Second Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 4, 2014)

10.8
Amendment dated as of May 8, 2014 to Employment Agreement between Body Central Corp. and Brian Woolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2014)

10.9
Employment Agreement, entered into on August 1, 2014 and effective as of June 30, 2014, by and between Body Central Corp. and Richard L. Walters, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2014)

10.10
Amendment dated as of May 8, 2014 to Employment Agreement between Body Central Corp. and Thomas W. Stoltz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2014)

10.11	Separation Agreement, dated as of July 14, 2014, by and between Body Central Corp. and Thomas W. Stoltz*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

*	Filed herewith.
**	Furnished herewith.
***
Users of this interactive data file are advised pursuant to Rule 406T of Regulations S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2014

BODY CENTRAL CORP.

By:	/s/ Brian Woolf
Brian Woolf
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Richard L. Walters, Jr.
Richard L. Walters, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)