Form 10-Q
period 2014-09-27
BODY CENTRAL CORP
filed 2014-11-06
CIK 1379246

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of November 3, 2014 was 1,921,135 shares.

On September 4, 2014, Body Central Corp. (herein “we”, “our”, “us”, or the “Company”) implemented, pursuant to stockholder authorization, a 1-for-10 reverse stock split of the Company’s common stock, which became effective for trading purposes on September 9, 2014. All share and per share amounts of common stock and options in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split.

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

•
our ability to achieve and maintain the required base amount of unrestricted cash to eliminate the existing cash dominion event, or otherwise trigger an event of default under the terms of our senior credit facility, as amended;

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

•	our ability to obtain financing or to generate sufficient cash flows to support operations;

•	our ability to identify and respond to new and changing fashion trends, customer preferences and other related factors;

•	the dislocation of customers that may occur as a result of strategic changes to marketing or merchandise selections;

•	failure to successfully execute marketing initiatives to drive core customers into our stores and to our website;

•	failure to successfully execute our growth strategy;

•	changes in consumer spending and general economic conditions;

•	changes in Federal and state tax policy on our customers;

•	changes in the competitive environment in our industry and the markets we serve, including increased competition from other retailers;

•	failure of our stores to achieve sales and operating levels consistent with our expectations;

•	failure to successfully execute our direct business unit initiatives;

•	our dependence on a strong brand image;

•	failure of our information technology systems to support our business;

•	failure to successfully integrate new information technology systems to support our business;

•	our dependence upon key executive management or our inability to hire or retain additional personnel;

•	changes in payments terms, including reduced credit limits and/or requirements to provide advance payments to our vendors;

•	disruptions in our supply chain and distribution facility;

•	our reliance upon independent third-party transportation providers for all of our product shipments;

•	hurricanes, natural disasters, unusually adverse weather conditions, boycotts and unanticipated events;

•	the seasonality of our business;

•	increases in the costs of fuel, or other energy, transportation or utilities costs as well as in the costs of raw materials, labor and employment;

•	the impact of governmental laws and regulations, including tax policy, and the outcomes of legal proceedings;

•	restrictions imposed by lease obligations on our current and future operations;

•	our ability to resolve the Imeson lease on terms that are favorable to us;

•	our failure to maintain effective internal controls; and

•	our inability to protect our trademarks or other intellectual property rights.
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

ITEM 1.                                                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
BODY CENTRAL CORP.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Fiscal Periods Ended
	September 27, 2014	December 28, 2013	September 28, 2013
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$4,850	$16,513	$15,597
Short-term investments	—	—	4,356
Restricted cash	3,153	—	—
Accounts receivable	721	2,803	1,479
Income tax receivable	826	14,802	9,373
Insurance recoverable	3,425	—	—
Inventories	12,077	18,807	24,464
Prepaid expenses and other current assets	10,370	2,055	2,848
Deferred tax asset	3,301	3,323	3,289
Total current assets	38,723	58,303	61,406
Property and equipment, net of accumulated depreciation of $36,093, $32,463, and $30,358	29,345	45,732	40,479
Goodwill	—	—	11,150
Intangible assets	7,790	16,574	16,574
Other assets	291	353	333
Total assets	76,149	120,962	129,942
Liabilities and Stockholders’ Equity
Current liabilities
Merchandise accounts payable	1,980	8,972	10,585
Accrued expenses and other current liabilities	16,922	24,623	21,155
Legal settlement payable	3,425	—	—
Fair value of call option derivative embedded in convertible notes payable	6,925	—	—
Financing obligation, sale-leaseback, current portion	767	737	—
Total current liabilities	30,019	34,332	31,740
Other liabilities	9,039	11,358	10,167
Financing obligation, sale-leaseback, net of current portion	1,790	2,369	—
Notes payable	12,000	5,000	—
Convertible notes payable	5,589	—	—
Deferred tax liability	3,085	6,913	4,392
Total liabilities	61,522	59,972	46,299
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized; 16 shares issued and outstanding
Series A preferred stock, $0.001 par value, 3 shares authorized, issued, and outstanding as of September 27, 2014. There were no Series A preferred shares authorized, issued, or outstanding as of December 28, 2013 or September 28, 2013.	—	—	—
Series B preferred stock, $0.001 par value, 13 shares authorized, issued, and outstanding as of September 27, 2014. There were no Series B preferred shares authorized, issued, or outstanding as of December 28, 2013 or September 28, 2013.	—	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 1,921,145 shares issued and outstanding as of September 27, 2014, 1,663,112 shares issued and outstanding as of December 28, 2013, and 1,664,904 shares issued and outstanding as of September 28, 2013.	2	2	2
Additional paid-in capital	99,620	99,000	98,396
Accumulated deficit	(84,995)	(38,012)	(14,755)
Accumulated other comprehensive income, net of tax	—	—	—
Total stockholders’ equity	14,627	60,990	83,643
Total liabilities and stockholders’ equity	$76,149	$120,962	$129,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands, except share data)
Net revenues	$43,420	$60,833	$159,640	$217,383
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	33,785	49,692	122,269	157,977
Gross profit	9,635	11,141	37,371	59,406
Selling, general and administrative expenses	17,276	24,480	65,990	69,406
Depreciation and amortization	2,270	2,154	6,704	6,438
Impairment of depreciable long-lived assets	9,313	—	11,197	—
Impairment of goodwill	—	—	—	10,358
Impairment of trade name	5,110	—	8,784	—
Loss from operations	(24,334)	(15,493)	(55,304)	(26,796)
Interest expense	(1,232)	(78)	(1,914)	(274)
Interest income	18	80	36	285
Change in fair value of embedded derivative liabilities	6,253	—	6,253	—
Other income (expense), net	205	(259)	140	747
Loss before income taxes	(19,090)	(15,750)	(50,789)	(26,038)
Benefit from income taxes	2,377	6,769	3,806	6,985
Net loss	$(16,713)	$(8,981)	$(46,983)	$(19,053)

Net loss per common share:
Basic	$(10.17)	$(5.49)	$(28.70)	$(11.68)
Diluted	$(10.17)	$(5.49)	$(28.70)	$(11.68)
Weighted-average common shares outstanding:
Basic	1,643,422	1,636,363	1,636,774	1,631,805
Diluted	1,643,422	1,636,363	1,636,774	1,631,805
Other comprehensive income:
Other comprehensive income, net of tax	—	—	—	3
Comprehensive loss	$(16,713)	$(8,981)	$(46,983)	$(19,050)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BODY CENTRAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Thirty-Nine Weeks Ended
Q Dates:	September 27, 2014	September 28, 2013
	(in thousands)
Cash flows from operating activities
Net loss	$(46,983)	$(19,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,704	6,438
Deferred income taxes	(3,806)	(2,236)
Excess tax benefits from stock-based compensation	—	(39)
Stock-based compensation	621	2,061
Amortization of premiums and discounts on investments, net	—	147
Amortization of deferred financing costs	(351)	—
Change in fair value of derivatives	(6,253)	—
Derivative interest expense	767	—
(Gain) Loss on disposal of property and equipment	(3)	422
Impairment of long-lived assets	19,981	10,358
Changes in assets and liabilities:
Accounts receivable	2,082	3,231
Inventories	6,730	(1,493)
Prepaid expenses and other assets	(4,896)	(5,342)
Merchandise accounts payable	(6,992)	(3,130)
Accrued expenses and other current liabilities	(4,492)	362
Income taxes	13,976	—
Other liabilities	(2,320)	(380)
Net cash used in operating activities	(25,235)	(8,654)
Cash flows from investing activities
Payments for purchases of property and equipment	(4,682)	(12,709)
Purchases of short-term investments	—	(12,786)
Proceeds from sales of short-term investments	—	2,310
Proceeds from maturities of short-term investments	—	5,973
Change in restricted cash	(3,153)	—
Net cash used in investing activities	(7,835)	(17,212)
Cash flows from financing activities
Payments on sale-leaseback transaction	(548)	—
Payments on line of credit	(5,000)	—
Proceeds from long-term debt	30,000	—
Proceeds from exercise of stock options	—	327
Deferred financing fees	(3,045)	—
Net cash provided by financing activities	21,407	327
Net decrease in cash and cash equivalents	(11,663)	(25,539)
Cash and cash equivalents
Beginning of year	16,513	41,136
End of period	$4,850	$15,597

Non-cash investing activities:
Property and equipment acquired	$—	$1,114
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
The Company's results of operations during the first three fiscal quarters of 2014, including operating revenues and operating cash flows, have been negatively impacted by a number of factors including a continued decline in sales resulting from the Company's failure to adequately anticipate its target customers' preferences and demand level, minimal trade support, competitive industry conditions, and an increase in year to date expenses associated with the financing, transactional and strategic alternatives initiatives announced in April 2014. The Company has continued to experience decreased demand in both its stores and direct business operating units in the thirteen weeks ended September 27, 2014, and continues to make merchandise prepayments to a majority of its vendors prior to the processing and delivery of merchandise to its distribution facility. These factors had a significant negative impact on the Company's operating results and cash flows during the first three fiscal quarters of 2014, and the Company believes that these factors may continue to have a negative impact on its business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. For this purpose, the Company assumes that a business is generally considered to be a going concern if there is neither the intention nor the need to liquidate or materially curtail the scope of its business plans.
The Company has historically relied on cash flows from operations to meet its cash flow requirements for continued operations and capital projects; however, during the first three fiscal quarters of 2014, the Company entered into financing arrangements to supplement its working capital needs including a $17.0 million senior secured credit facility and the issuance of $18.0 million in subordinated secured convertible notes (which we sometimes refer to as the "Notes"), both of which mature in fiscal 2017. As discussed further in Note 5. Debt, the Company is subject to certain provisions under its senior secured credit facility which, in the event of a default by the Company, could result in a cash dominion event. The cash dominion event is not considered an event of default under the Credit Facility Agreement, as amended. In June 2014, the Company was in default of certain provisions under its senior secured credit facility which resulted in a cash dominion event. On June 27, 2014, the debt holder provided a waiver of the defaults under the credit facility agreement and the Company was in compliance with the provisions of the credit facility agreement, as amended, as discussed further in Note 5. Debt. The Company is subject to certain provisions under its Notes and the accompanying agreements (collectively, the "Agreements"), which require the Company to register for resale by the holders of the Notes ("the Noteholders") the shares of its common stock issuable upon conversion of the Notes.  The Company filed a Registration Statement on Form S-1 on September 24, 2014 for this purpose, which registration statement has not yet been declared effective by the Commission.  Under the Agreements, the Company is required to use its reasonable best efforts to cause the registration statement to become effective. If the Company fails to satisfy its registration obligations within the agreed upon time frame, subject to the terms of the Intercreditor and Subordination Agreement defining the rights as between the Company’s senior secured credit facility lenders and the Noteholders, the Company will be subject to cash penalties of 2% of the aggregated purchase price, payable immediately, as well as 2% cash penalties every thirtieth day until remedied, up to a maximum of 15%. As of September 27, 2014, the Company has sufficient shares to fulfill the conversion, but had not competed the registration process. The Company's stockholders approved a 1-for-10 reverse stock split on September 4, 2014, which was implemented on that date and effective for trading purposes on September 9, 2014. On July 15, 2014, the Company entered into an amendment with the Noteholders, as discussed in Note 5. Debt, which redefined the "Initial Filing Deadline" to file the registration statement from 20 calendar days from the effective date of the initial agreement to 20 calendar days after stockholder approval was obtained for the 1-for-10 reverse stock split and to include language that eliminates the penalty fee provision associated with any failure to timely register the required number of shares to the extent that the number of shares available under the registration statement is sufficient to cover the lesser of (1) at least 100% of the maximum amount of conversion shares underlying the notes or (2) the lesser of the maximum number of shares of common stock of the Company permitted to be registered by the SEC or authorized pursuant to the Company's certificate of incorporation. The Company was in default of its debt agreements on August 12, 2014, due to an untimely filing of its Form 10-Q, for which a waiver was obtained. However, the Company is currently in compliance with both the Agreements, as amended, and the Senior Credit Facility, as amended, as all obligations have been met or waived as of the filing of this Form 10-Q. Should the Company fail to comply with the provisions of its senior secured credit facility and/or its subordinated secured convertible notes agreements, the Company will not have sufficient funds to service its debt service obligations.
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
The Company believes that its current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund its current business plan and meet its obligations for the twelve months through September 27, 2015; however, the Company's ability to continue to fund operations and meet its obligations is largely dependent on its ability to remain compliant with the above financing requirements, to implement its merchandising strategy and gauge the fashion tastes of its customers, to provide merchandise that satisfies customer demand and to return to more favorable trade terms. The Company has continued to move forward with refinements to its merchandising strategy which focuses on the allocation of product assortment and inventory management. However, the Company's failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect its results of operations, including its ability to generate positive cash flows from operations, and consequently, its ability to fund operations, to obtain additional financing, and to repay its financing obligations. These matters raise substantial doubt about the Company's ability to continue as a going concern.
Based on the Company's current cash projections and certain requirements under the Crystal Credit LLC agreement, the Company may be subject to a cash dominion event as defined in the Crystal Credit Agreement dated February 6, 2014, as amended. On September 2, 2014, a cash dominion event was triggered as a result of our unrestricted cash falling below $7.5 million for two consecutive business days. As a result, until such time as our unrestricted cash exceeds $7.5 million for 60 consecutive calendar days, as to which there can be no assurance, inbound cash receipts will be controlled by Crystal. As the cash dominion event is not considered an Event of Default under the Credit Facility Agreement, the Company will continue to be allowed to borrow thereunder, subject to the other terms and conditions of the Credit Facility Agreement. The Company remained in dominion as of November 6, 2014.
In addition to its sales and inventory planning and management initiatives, the Company has taken several other actions to increase its liquidity which it believes should be adequate to finance its working capital needs throughout the twelve months subsequent to the quarter ended September 27, 2014. Actions taken have included cost reductions such as closing underperforming stores, headcount reductions, a reduction in travel expenses, supplies, and other general and administrative costs, and delaying non-essential capital projects until such time as the Company can generate sufficient cash flows from operations to fund its capital expenditures. The Company has also aggressively reduced and refined merchandising assortments to be more commensurate with sales volumes and improved inventory productivity goals. The Company has determined that it will stay in its current location and defer the implementation of new systems. The Company believes that its product strategy, combined with recent and ongoing cost reduction initiatives, will help to improve cash flows from operations. There can be no assurance that the Company will be successful in its implementation of these initiatives. Should the Company fail to successfully execute on its strategies, its cash flows would be materially adversely impacted, and consequently the Company may not be able to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
During the first three fiscal quarters of 2014, significant changes impacting the Company's liquidity position have included the following:

•	The Company closed 22 stores during the thirty-nine weeks ended September 27, 2014 and intends to close six more stores during the remainder of fiscal year 2014.

•
The Company received a total of $13.9 million during the first quarter of 2014 in federal income tax refunds resulting primarily from a net operating loss carryback of 2013 losses to fiscal years 2011 and 2012.

•
On February 6, 2014, the Company entered into a new asset based credit facility agreement (the "Credit Facility Agreement") with Crystal Financial Corp. which provided for a $17.0 million senior secured credit facility, which included a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million. Additionally, the Credit Facility Agreement provided for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of the Company's assets. The proceeds of the term loan facility were used to pay all amounts owed under the Company's prior $5.0 million credit facility, to pay certain related fees and expenses, to fund working capital and for other corporate purposes.

Effective June 23, 2014, the Company entered into a Forbearance and Modification Agreement ("Forbearance Agreement") which effectively converted and increased the above outstanding term loan facility into a revolving credit facility of $17.0 million. Pursuant to the Forbearance Agreement, the Company prepaid the term loan facility in full from (i) cash on hand in excess of amounts permitted under the Forbearance Agreement plus (ii) the proceeds from the revolving credit facility. The Company was not required to pay any prepayment penalties under the terms of the Forbearance Agreement. As of the effective date of the Forbearance Agreement, the Company was in default of certain provisions under the Credit Facility Agreement. Under the Forbearance Agreement, Crystal agreed to forbear against any remedies available to them under an event of default until June 27, 2014. Crystal provided a waiver to the Company on June 27, 2014; as such, outstanding borrowings under the Credit Facility Agreement, as amended, was not callable as of the September 27, 2014 balance sheet date.
No other modifications were made pursuant to the Forbearance Agreement which materially impacted the terms of the Credit Facility Agreement dated February 6, 2014.
As of September 27, 2014, the Company had $12.0 million drawn against eligible accounts receivable, inventory and cash collateral and had no incremental borrowing capacity against its borrowing base collateral.
As of November 3, 2014, the Company had $4.5 million in cash and cash equivalents (excluding restricted cash), $12.0 million drawn against eligible accounts receivable, inventory and cash collateral and had no incremental borrowing capacity against its borrowing base collateral. Refer to Note 5. Debt herein for further disclosure regarding the Credit Facility Agreement and subsequent modifications and amendments.

•
On June 27, 2014, the Company completed the previously announced review of financing, transactional and strategic alternatives with the closing of a private placement of $18.0 million in principal amount of its 7.5% subordinated secured convertible notes (the “Notes”). Interest on the notes will accrue at a stated rate of 7.5% per annum and each quarterly interest payment will be paid in kind by increasing the principal amount due under the notes unless the Company exercises its option to pay cash interest at a stated rate of 6.75% per annum. The Notes are convertible into shares of the Company’s common stock at any time at the option of the Noteholders at a conversion price of $3.50 per share (as adjusted for the Company's September 2014 reverse stock split), subject to certain adjustments. Refer to Note 5. Debt herein for further disclosure regarding the Notes.

Principles of Consolidation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for the fair presentation of consolidated financial position, results of operations, and cash flows for the interim periods presented.  All intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The fiscal year-end December 28, 2013 Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required under GAAP. Accordingly, these unaudited Condensed Consolidated Financial Statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2013, included in the Company’s Annual Report on Form 10-K, filed with the SEC.

Fiscal Year
The Company’s fiscal year ends on the Saturday closest to December 31. As used herein, the interim periods presented are the thirteen week periods ended September 27, 2014 and September 28, 2013, respectively. The 2014 fiscal year ending January 3, 2015, includes 53 weeks of operations. The 2013 and 2012 fiscal years ended December 28, 2013 and December 29, 2012, respectively, included 52 weeks of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory valuation, property and equipment, recoverability of long-lived assets, including intangible assets, valuation of financial instruments, income taxes, and stock-based compensation.
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
Revenue Recognition
The Company recognizes revenue, and the related cost of goods sold, at point-of-sale or upon delivery to customers.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an initial maturity of three months or less when purchased to be cash equivalents. Included in the Company's cash equivalents are short term credit receivables.
Restricted Cash
The Company classifies certain cash balances as restricted when, in connection with its Credit Facility Agreement, the Company’s borrowing base collateral is less than $12 million.
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
Debt Issuance Costs
Debt issuance costs are deferred and amortized over the contractual life of the underlying loan using the effective interest method when it is materially different than the straight-line method.
The Company had unamortized debt issuance costs of $1.2 million as of September 27, 2014 related to the debt agreement with Crystal dated February 6, 2014 and the subsequent First Amendment to Credit Agreement ("First Amendment") dated June 27, 2014. The Company had unamortized debt issuance costs of $1.6 million as of September 27, 2014 related to the issuance of $18.0 million in aggregate principal amount of its subordinated secured convertible notes. The short-term and long-term portions of the unamortized costs are included in prepaid expenses and other current assets, and in other assets, respectively.
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
Derivative Financial Instruments
The Company accounts for the call option of the convertible debt ("call option") and the written put option upon change in control associated with the subordinated secured convertible notes ("put option") (collectively the "derivative instruments") each as individual embedded derivative liabilities pursuant to ASC 815-15 Derivatives and Hedging - Embedded Derivatives. The derivative instruments are carried at fair value with changes in fair value recognized in earnings. The value of the embedded derivative is contingent upon changes in projections of future cash flows over the term of the debt. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. The Company determines the valuation of the derivative instruments at issuance and each reporting period end until such time as they are no longer required to be bifurcated.
Refer to Note 2. Financial Instruments for further disclosure regarding the significant inputs and assumptions considered in determining the estimated fair value of the derivative instruments. The call option is classified as a current liability on the Company's unaudited Condensed Consolidated Balance Sheets as it is exercisable upon demand from the note holders. The put option is classified as a long-term liability on the Company's unaudited Condensed Consolidated Balance Sheets. As of September 27, 2014, the Company has determined that there is no fair value associated with the put option upon change in control. The Company valued the put option at $0 with the assumption there is no material probability the Company will enter into a qualifying fundamental transaction during the three-year conversion term.

Inventories
Inventories are comprised principally of women’s apparel and accessories and are stated at the lower of cost or market, on a first-in first-out basis, using the retail inventory method. Included in the carrying value of merchandise inventory, and reflected in cost of goods sold, is a reserve for shrinkage which is accrued between physical inventory dates as a percentage of sales based on historical inventory results.
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
Impairment of Depreciable Long-Lived Assets
The Company follows ASC 360, Property, Plant and Equipment, which requires impairment losses to be recorded on long-lived assets used in operations whenever events or changes in circumstances indicate that the net carrying amounts may not be recoverable. Long-lived asset groups are determined based on an assessment of the lowest level for which identifiable cash flows are independent of the cash flows of other groups of assets and liabilities. Examples of events or changes in circumstances are negative cash flows from operations, projected negative cash flow from operations associated with the use of an asset or asset group (collectively, the "Asset"), declines in market prices associated with an asset, etc. Once the Company has determined that a triggering event has occurred, and the intent is to hold the Asset for continued use, the Company performs an evaluation to compare whether the total undiscounted cash flows are greater or less than the Asset's carrying value ("recoverability test"). If the carrying value is greater than the undiscounted cash flows, the Company deems the Asset to be impaired. The cash flows used for determining the Asset's recoverability is subjective and requires significant judgment. The Company estimates the cash flows of its assets based on historical trends, internal budgets and projections, including sales, cost of goods sold, costs associated with repairs and maintenance, the primary asset's remaining useful life, expected salvage value, etc.
If the initial recoverability test indicates impairment, the Company uses an income valuation approach (discounted cash flows) to calculate the asset's fair value using the weighted-average cost of capital. To the extent that the carrying value exceeds the fair value, the Company recognizes an impairment loss, which would be included in income from operations.
During the third quarter of 2014, the Company determined that an impairment review of its stores' fixed assets was necessary based on continued negative comparable store trends and results of store operations underperforming against projections. The Company compared the undiscounted cash flows at the individual store level for recoverability and determined that 42 stores required analysis. In determining the discount factor to apply for assessing fair value, the Company used a discount rate of 26%, which approximates its weighted average cost of capital. Based on the results of management's assessment, the Company recognized a non-cash impairment loss related to its stores of $1.8 million during the third quarter of 2014, bringing the total impairment loss related to store fixed assets for the thirty-nine weeks ended September 27, 2014 to $3.7 million.
The Company is currently party to a lease between GIV Imeson, LLC and Body Central Stores, Inc. This lease term extends through August 31, 2021 for which the remaining lease payment obligation was $6.3 million as of September 27, 2014. During the fiscal third quarter of 2014, the Company terminated its plans to move to the corporate headquarters and distribution center at the One Imeson location. The Company is currently exploring alternatives to reduce, mitigate or terminate this obligation, although there can be no assurance that the Company will be able to do so on terms favorable to the Company. In accordance with ASC 360, Property, Plant and Equipment, the Company determined that there were impairment losses on long-lived assets that should be recorded. The Company incurred a $5.2 million non-cash charge during the third quarter of 2014 relating to the write down of all the remaining leasehold improvements associated with this property. The Company also wrote down the material handling equipment at this location to its appraised value of $1.1 million, thereby incurring a $2.0 million non-cash charge during the third quarter of 2014. The remaining material handling equipment at this location is classified as held for sale.
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
During the third quarter of 2014, the Company determined that a triggering event had occurred which required an analysis to determine whether an impairment loss should be recorded related to its trade name. In determining whether a triggering event had occurred, the Company considered the continued decline in its stock price, leading to its market capitalization falling below its net book value, and lower-than-expected sales for both the stores and direct reporting units. Based on these and other considerations, the Company concluded that a step 1 analysis of its trade name was necessary.
In performing step 1 of the impairment analysis, the Company applied the relief-from-royalty methodology (income approach pursuant to ASC 820 Fair Value). The Company estimated the required rate of return on its working capital and fixed assets by deducting the weighted, after-tax required returns on working capital, fixed assets, and other assets from the weighted average cost of capital. In order to estimate the royalty rate, the Company considered estimated long-term sales and margin growth, third-party royalty rate data, and the relative risk of the asset. The Company applied the estimated royalty rate to projected net sales, which was tax effected to estimate the after-tax royalty stream. The Company compared the $12.9 million carrying value of the trade name to the estimated fair value calculated using the relief-from-royalty discounted cash flow method and, based on the results of this analysis, the Company concluded that the carrying value of its trade name exceeded its fair value; as such, impairment of the Company's trade name was deemed necessary. The Company recorded an impairment loss of $5.1 million on its unaudited Condensed Consolidated Statements of Comprehensive Loss in the third quarter 2014.
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
Reclassifications
The Company reclassified interest expense and interest income to reflect the gross presentation for the thirteen weeks and thirty-nine weeks ended September 28, 2013 to conform to the presentation for the thirteen weeks and thirty-nine weeks ended September 27, 2014. The Company also reclassified income taxes receivable out of prepaid expense as of September 28, 2013 and December 28, 2013 to conform to the presentation as of September 27, 2014.

Recently Issued Accounting Standards
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 requires entities to perform a five step process which is using to determine the timing of revenue recognition. The guidance establishes principles for reporting useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts with customers. The core principle of this guidance is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption of the guidance is not permitted. The Company is in the process of evaluating the impact of the guidance to determine if adoption will materially impact the Company's financial statements or disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. The amendments in ASU No. 2014-15 are effective in the annual period ending after December 15, 2016. Early adoption of the guidance is permitted. The Company is in the process of evaluating the impact of the guidance to determine if adoption will materially impact the Company's financial statements or disclosures.
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
The Company valued the call option using a modified binomial lattice solution whereby the Notes were valued with and without the conversion feature and the difference was attributed to the call option. The fair value of the call option was calculated with the following assumptions:

Valuation Inputs	September 27, 2014
Market value of common stock on measurement date (1)	$1.95
Adjusted conversion price (2)	$3.50
Risk free interest rate (3)	0.95%
Credit-Adjusted Discount Rate (4)	40%
Life of the note in years	2.75
Expected volatility (5)	100%
Expected dividend yield (6)	0.0%
(1)The market value of common stock is based on the closing market price as of September 26, 2014.
(2) The adjusted conversion price is calculated based on conversion terms described in the note agreement and adjusted for the Company's 1-for-10 reverse stock split.
(3) The risk-free interest rate was determined using an interpolated 2.75 year Treasury Bill rate
(4) The credit-adjusted discount rate was developed from yields on comparable debt instruments.
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

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 27, 2014	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Derivative Instruments
Call Option	$6,925	$—	$—	$6,925
Put Option	—	—	—	—
Total	$6,925	$—	$—	$6,925
The fair value of the call option derivative at June 28, 2014 was $13.2 million. The most significant factor in the decrease from June 28, 2014 to September 27, 2014 was the drop in share price (adjusted for the 1-for-10 reverse stock split) from $10.00 to $1.95. Another factor is the change in the remaining life from 3.00 to 2.75 years.
In addition to the derivative instruments, the convertible notes payable had an estimated fair value of $7.9 million as of September 27, 2014.
The Company has determined the estimated fair value amounts of its financial instruments using available market information for those financial instruments that are measured at fair value on a recurring basis. As of September 28, 2013, the Company held the following:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 28, 2013	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Municipal Bonds	$5,022	$—	$5,022	$—
Total	$5,022	$—	$5,022	$—

As of September 28, 2013, municipal bonds in the amount of $0.7 million were included in cash and cash equivalents.
3.                            Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for discrete events occurring in a particular period. The effective income tax rate was 12.5% and 43.0% for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, and 7.5% and 26.8% for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. The decrease for the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013 was primarily due to a $4.9 million increase in the valuation allowance recorded by the Company against its deferred tax asset. Recent or future changes in equity ownership could result in limitations to the Company's ability to carryforward Net Operating Losses to future periods. As of September 27, 2014, the valuation allowance against the Company's deferred tax asset was $18.8 million.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Amount computed using statutory rates	35.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.2	3.8	4.0	2.7
Impairment of goodwill	—	—	—	(14.3)
Change in valuation allowance	(26.5)	—	(31.3)	—
Other	(0.2)	4.2	(0.2)	3.4
Provision for income tax rate	12.5%	43.0%	7.5%	26.8%

The Company recognizes income tax liabilities related to unrecognized tax benefits in accordance with FASB ASC 740, Income Taxes, guidance related to uncertain tax positions, and adjusts these liabilities when they change as the result of the evaluation of new information. The Company has no material uncertain tax positions which would result in a related income tax liability as of September 27, 2014.
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

Future minimum rental commitments, by year and in the aggregate, under non-cancelable operating leases as of September 27, 2014, are as follows:

Fiscal Year	(in thousands)
2014 remaining	$6,476
2015	23,412
2016	20,773
2017	16,623
2018	11,274
Thereafter	14,618
Total	$93,176

Sale-Leaseback Agreement
On November 12, 2013, the Company entered into a sale-leaseback arrangement to finance its information technology initiatives. Under the agreement, the Company is leasing back the property and equipment from the buyer/lessor over a period of four years, upon which, the Company intends to exercise the bargain purchase option to repurchase the property and equipment. The transaction has been accounted for as a financing arrangement, wherein the property remains on the Company's unaudited Condensed Consolidated Balance Sheets and will continue to be depreciated over the assets' useful lives. A financing obligation, net of repayments, in the amount of $2.5 million was recorded under "Financing obligation, sale leaseback" on the Company's unaudited Condensed Consolidated Balance Sheets and is being reduced based on the payments under the lease. The minimum annual rental payments are as follows:

Fiscal Year	(in thousands)
2014 remaining	$222
2015	887
2016	887
2017	739
Total minimum payments	$2,735
Amounts representing interest	230
Financing obligation, sale-leaseback	$2,505
5.                            Debt

Notes payable and long-term debt consists of:

	September 27, 2014	December 28, 2013
	(in thousands)
1.35% + one month LIBOR Revolving Line of Credit - settled February 6, 2014	$—	$5,000
8% + 90-day LIBOR Senior Credit Facility - $17.0 million revolving line of credit due February 6, 2017	12,000	—
7.5% Subordinated Convertible Notes due June 27, 2017	5,589
Amount due after one year	$17,589	$5,000
Fully Settled Revolving Credit Facility
On January 20, 2012, the Company entered into a Line of Credit Agreement with Branch Banking and Trust Company ("BB&T") that provided for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allowed BB&T to increase the facility up to $20.0 million at its sole discretion.  The facility had an original maturity date of May 5, 2013.  The facility bore interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility was secured by all the assets of the Company. The Line of Credit Agreement included a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.

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
The Credit Facility Agreement provided for a $17.0 million senior secured credit facility, which included a term loan facility of $12.0 million advanced on the closing date and a revolving credit facility of $5.0 million that was not drawn upon on the closing date. Additionally the Credit Facility Agreement provided for an uncommitted term loan facility of up to $7.0 million. The Credit Facility Agreement will mature on February 6, 2017 and is secured by substantially all of the Company's assets. The proceeds of the term loan facility were used to pay all amounts owed under its prior $5.0 million revolving credit facility with Branch Banking and Trust Company, to pay certain related fees and expenses, to fund working capital and for other corporate purposes. The Company is required to pay interest only on the term loan facility until the maturity date, at which time borrowings under the term loan facility become due in full.
Borrowings under the Credit Facility Agreement bear interest at the 90-day LIBOR rate plus 8.0%. The continued availability of advances under the term loan facility and the amounts committed under the revolving facility were subject to maintenance of specified borrowing base requirements. The borrowing base was calculated as 100% of the net orderly liquidation value ("NOLV") of eligible inventory plus 95% of eligible receivables and cash in blocked accounts, plus 50% of the NOLV of eligible equipment less availability reserves and a $3.0 million availability block. The Company is subject to an unused facility fee of 0.50% on the unused portion of the revolving facility and the unused portion of the $5.0 million commitment in excess of the revolver. An early termination fee of the greater of a make-whole amount and 3.00% applied if the term loan facility was prepaid or if the commitments under the revolving facility were permanently reduced within the first year; a 2.00% fee would be applicable if such a prepayment or permanent reduction occurred during the second year. There was no such fee payable after the second year.
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
In connection with the June 23, 2014 Forbearance and Modification Agreement, the Company acknowledged certain defaults under the Credit Facility Agreement which triggered a cash dominion event and an accelerated borrowing base event. The parties agreed to forbear certain remedies to such defaults for a specified time frame as more fully discussed below.
On September 2, 2014, cash dominion was triggered as a result of our unrestricted cash falling below $7.5 million for two consecutive business days. As a result, until such time as our unrestricted cash exceeds $7.5 million for 60 consecutive calendar days, as to which there can be no assurance, inbound cash receipts will be controlled by Crystal. As the cash dominion event is not considered an Event of Default under the Credit Facility Agreement, the Company will continue to be allowed to borrow thereunder, subject to the other terms and conditions of the Credit Facility Agreement. Any acceleration of any of the

Company's outstanding indebtedness would materially and adversely affect its business, and could affect its ability to continue as a going concern. The Company remained in dominion as of November 6, 2014.
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
On June 23, 2014 (the "Forbearance Effective Date"), the Company’s revolving line of credit increased from $5.0 million to $17.0 million and the Company fully prepaid its $12.0 million term loan in cash.
As of the Forbearance Effective Date, the Company was in default of certain provisions of the Credit Facility Agreement, primarily for failure to pay certain obligations timely and the Company's actions undertaken to suspend the operation of the business in the ordinary course. These events of default triggered a Borrowing Base Acceleration Event and a Cash Dominion Event. Under the terms of the Forbearance Agreement, Crystal agreed to forbear from exercising their rights and remedies from the Forbearance Effective Date until June 27, 2014. These conditions required the Company to, among other things, (i) discharge every obligation and covenant performed under the Credit Facility Agreement, (ii) refrain from paying any subordinated indebtedness, (iii) take certain actions to comply with lease agreements, and (iv) to timely pay rent and/or other amounts due under the lease agreement for its current corporate headquarters and distribution center.
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
As of September 27, 2014, the Company had $12.0 million drawn against eligible accounts receivable, inventory and cash collateral and had no incremental borrowing capacity against its borrowing base collateral.
As of November 3, 2014, the Company had $4.5 million in cash and cash equivalents (excluding restricted cash), $12.0 million drawn against eligible accounts receivable, inventory and cash collateral and had no incremental borrowing capacity against its borrowing base collateral. Refer to Note 5. Debt herein for further disclosure regarding the Credit Facility Agreement and subsequent modifications and amendments.

Subordinated Secured Convertible Notes
Effective as of June 27, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with investors (the “Noteholders” or "Buyers") and closed the issuance and sale of $18.0 million in aggregate principal amount of its subordinated secured convertible notes (the “Notes”) and two new series of preferred stock (the “Preferred Stock”). The Notes are guaranteed by the Company and its subsidiaries have a second lien against the Company’s assets, and are junior only to liens of senior debt and certain permitted liens. All amounts under the Notes will be due and payable in cash on the maturity date, June 27, 2017, if not converted or redeemed earlier. As discussed in Note 2. Financial Instruments, the Notes contain an embedded call option related to the conversion of the Notes into shares of the Company's common stock and an embedded put option related to a fundamental transaction or change in control which is fair valued with the residual value becoming the fair value of the debt. As such, the fair value of the Notes is less than the aggregated principal amount of $18.0 million. Both the Credit Facility Agreement and the Notes contain customary representations, warranties, and cross-default provisions with respect to other material indebtedness.
Description of Notes
The Notes are convertible into shares of the Company’s common stock, par value $0.001 per share, at any time, in whole or in part, at the option of the Noteholders at a fixed conversion price, initially set at $3.50 per share (as adjusted for the Company's September 2014 reverse stock split), which is subject to adjustment for stock splits, combinations or similar events and subsequent dilutive issuances during the term of the Notes. Limitations on conversions are such that no Noteholder can beneficially own in excess of 9.99% of the shares of the Company's common stock outstanding immediately after conversion and/or, should there not be sufficient shares available, conversions will be made on a pro rata basis based on principal requests for conversion. The Noteholder can continue to convert their Notes into shares of the Company's common stock until all security interest in the Notes have been exercised or until the Notes have matured and any principal and accrued interest outstanding has been settled. Total shares into which the Notes can be converted as of the balance sheet date is 5,142,864.
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
The Notes contain certain covenants and restrictions and are subject to various events of default, including, among others, failure to effect a reverse stock split of at least 1-for-10 within 90 days (which split was implemented by the Company in September 2014); failure to pay principal or stated interest on the Notes within 7 days of the due date; failure by the Company to file, or for the SEC to declare effective, the registration statement covering the resale of the underlying shares within contractually accepted time periods; suspension from trading on an eligible market; failure to deliver the required number of shares pursuant to a conversion within 30 days of the conversion date; a failure by the Company to pay its debts as they become due in the ordinary course of business; or to comply with other certain covenants under the Notes and cross-defaults to other material indebtedness.
After certain senior indebtedness related to the Crystal agreement, as amended, and the Company's sale-leaseback financing agreement has been paid in full, the Notes contain events of default for failure by the Company to comply with its obligations to reserve common stock for any conversions of the Notes, convert the Notes or register for resale the common stock issuable upon such conversion. Upon a change of control of the Company, the Noteholders may require the Company to redeem the Notes for cash at a redemption price equal to the greater of (i) 107.5% of the principal amount of the Notes being redeemed plus any make whole amount (i.e., the interest that would have been paid through the maturity date had the change in control not occurred) or (ii) the product of the sum of (A) the conversion amount being redeemed and (B) the make whole amount and (y) the quotient determined by dividing (A) the cash amount per share of common stock which the Holder would have been entitled to receive upon the occurrence of such change in control had the Notes been converted immediately prior to such change in control by (B) the lowest conversion price in effect during the period beginning on the date immediately preceding the earlier of the change in control and the announcement to the public of the change in control and ending on the date the Holder delivers the change in control redemption notice.
The Agreements also include a down round provision whereby, upon the issuance of other securities for a consideration per share which is less than the conversion price, the conversion price will be reduced to an amount equal to the new issuance price. Included in this provision are adjustments resulting from issuances of options, issuances of other convertible securities, changes in option prices or rate of conversion, adjustments to conversion price upon subdivision or combinations of common stock, and other voluntary adjustments.
The Company has accounted for the $18.0 million Notes in accordance with ASC 470-20 Debt with Conversion and Other Options as a single financial instrument as a non-current liability. In accordance with ASC 815, the Company is required to bifurcate the call and put options ("derivative instruments") from the debt host instrument. The Company derived the initial fair value of the derivative to be $13.2 million. This resulted in an unamortized discount on the value of the debt of $13.2 million, thereby valuing the initial debt component to be value of $4.8 million. The derivative instrument is marked to market, with the change recorded to earnings. The initial debt value is amortized through the maturity date using the effective interest method.
Registration Requirements
In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement (as amended, the "Registration Agreement") with the Buyers providing for the registration for resale of the shares of common stock issuable upon conversion of the Notes. Under the Registration Agreement, the Company was obligated to file a registration statement within 20 calendar days from the date the reverse stock split attained stockholder approval and to use its reasonable best efforts to cause the registration statement to become effective within 90 calendar days from the date the registration statement is filed and maintain the effectiveness of such registration statement until all of the shares registered thereunder may be freely transferred by the Buyers or the Buyers have sold all of the shares covered by such registration statement. In the event that the registration statement does not cover all of the Registrable Securities, the Company will be obligated to file additional registration statements. The Company filed a Form S-1 Registration Statement with respect to the registrable securities on September 24, 2014, which registration statement has not yet been declared effective by the Commission.
The Company will be subject to certain obligations if the Company (i) fails to file the registration statement within the agreed upon time period; (ii) fails to have the registration statement declared effective on or before the agreed upon date; or (iii) fails to maintain the effectiveness of the registration statement or fails to meet certain other maintenance obligations. If the Company fails to meet these obligations, subject to the terms of the Intercreditor and Subordination Agreement defining the rights as between the Company's senior secured credit facility lenders and the Noteholders, it will be required to pay liquidated damages equal to 2% of the purchase price of the registrable securities relating to such registration statement upon the occurrence of the failure and for each 30 calendar day period during which such failure is continuing, with liquidation damages being capped at 15% of the aggregated purchase price of the registrable securities.
First Amendment to the Securities Purchase Agreement, Notes and Registration Rights Agreement
On July 15, 2014, the Company entered into a First Amendment to Securities Purchase Agreement, Notes, and Registration Rights Agreement (the "Amendment") with the Noteholders which effects certain modifications to the Purchase Agreement, Subordinated Secured Convertible Notes, and the Registration Rights Agreement (collectively, the "Agreements") entered into on June 27, 2014. The Amendment amended certain covenants contained in the Agreements to provide for the following: (i) the definition of "Eligible Market" was amended to include, among others, the OTC Pink or any other comparable OTC market; (ii) the definition of "Initial Filing Deadline" for filing the initial registration statement covering the resale of the shares issuable upon conversion of the Notes was amended to mean the date which is 20 calendar days after the Company has obtained stockholder approval of the1-to-10 reverse stock split pursuant to the Securities Purchase Agreement; and (iii) to include language that eliminates the penalty fee provision associated with any failure by the Company to timely register the required number of shares provided that the number of shares available under the Registration Statement is sufficient to cover the lesser of (1) at least 100% of the maximum amount of conversion shares or (2) the lesser of the maximum number of shares of common stock of the Company permitted to be registered by the SEC or authorized pursuant to the Company's Certificate of Incorporation.
6.     Derivative Financial Instruments

Convertible Option

The fair value of the embedded derivative call option related to the convertible debt was $6.9 million as of September 27, 2014. The Company recognized a gain of $6.3 million during the third quarter of 2014 for the change in the fair value of the call option.

Refer to Note 2. Financial Instruments to the Company's unaudited Notes to the Condensed Consolidated Financial Statements for information about the valuation techniques and assumptions the Company uses to measure the fair value of its embedded derivative call option related to the convertible debt.

Put Option upon Change in Control

The Company determined that embedded derivative put option related to the convertible debt had no fair value as of September 27, 2014, resulting from the Company's assessment of improbability of occurrence. The Company has not recognized a gain or loss for the change in the fair value of the put option in its unaudited Condensed Consolidated Financial Statements. Refer to Note 2. Financial Instruments to the Company's unaudited Notes to the Condensed Consolidated Financial Statements for information about the valuation techniques and assumptions the Company uses to measure the fair value of its embedded derivative put option related to the convertible debt.

7.                           Equity Incentive Plans and Employee Stock Purchase Plan

On May 14, 2014, the Company's shareholders approved an amendment and restatement of the 2006 Equity Incentive Plan (the "2006 Plan") in the form of the Amended and Restated 2006 Equity Incentive Plan ("Restated Plan"). The Restated Plan replaces the 2006 Plan. The Restated Plan provides flexibility to the compensation committee to use various equity-based incentive awards as compensation tools to motivate the Company’s workforce. The Restated Plan will expire on May 14, 2024.

Under the Restated Plan: (i) the maximum number of shares of common stock to be issued under the Restated Plan is 500,000 shares in addition to those shares previously authorized and available under the 2006 Plan to be issued and (ii) shares tendered or held back for taxes will not be added back to the reserved pool under the Restated Plan. Upon the exercise of a stock appreciation right, the full number of shares underlying the Award will be charged to the reserved pool. Additionally, shares reacquired by the Company on the open market or otherwise using cash proceeds of option exercises will not be added to the reserved pool; (iii) the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards is permitted; (iv) minimum vesting periods are required for grants of restricted stock, restricted stock units and performance share awards; (v) without stockholder approval, the exercise price of previously issued stock options and stock appreciation rights will not be reduced, and stock options and stock appreciation rights will not be otherwise repriced through cancellation in exchange for cash, other awards or stock options or stock appreciation rights with a lower exercise price; and (vi) any material amendment to the Restated Plan is subject to approval by our stockholders.

At the 2014 Special Meeting of Stockholders of the Company held on September 4, 2014, the Company’s stockholders duly approved the Body Central Corp. Third Amended and Restated 2006 Equity Incentive Plan (the “Amended and Restated Equity Plan”), which amends and restates the Restated Plan. As a result of the adoption of the Amended and Restated Equity Plan, key changes to the Restated Plan include the following:

•	an increase by 630,000 in the number shares of common stock available for issuance;

•
the maximum number of stock options or stock appreciation rights that may be granted to any one individual during any one calendar year period will be 1,500,000 shares, and if any award of restricted stock, restricted stock units or performance shares granted to an individual is intended to qualify as “performance-based compensation” under Section 162(m) of the Code, then the maximum award shall not exceed 3,000,000 shares;

•	elimination of the ability to grant dividend equivalent rights, except in connection with the awards of restricted stock units; and

•	awards of restricted shares and restricted stock units subject to a time-based vesting restriction may have a total vesting period less than three years.

Pursuant to the Employment Agreement, entered into on August 1, 2014 and effective as of June 30, 2014, by and between Body Central Corp. and Richard L. Walters, Jr., the Company is obligated to provide Mr. Walters certain monetary and equity compensation. The equity compensation contemplated in Mr. Walters agreement has not yet been issued and is expected to be issued subject to the refinement of the related award documentation. The awards contemplated in Mr. Walters employment agreement are anticipated to vest based on time parameters and performance criteria. The awards are as follows:

(i) a grant of 65,750 shares of the Company’s restricted common stock, subject to time-based vesting in annual installments

(ii) three performance-based stock awards, each consisting of 65,750 shares of the Company’s restricted common stock, and providing for vesting in the event the Company achieves certain performance targets as follows: (a) as to the first performance-based award, upon the successful completion of four consecutive quarters of positive cash flow,

(b) as to the second performance-based award, upon the achievement by the Company of free cash flow equivalent to $20 million of EBITDA and (c) as to the third performance-based award, upon the achievement by the Company of free cash flow equivalent to $40 million of EBITDA.

On September 4, 2014, the Body Central Corp. 2014 Employee Stock Purchase Plan (the “ESPP”) was duly approved by the Company’s stockholders. The ESPP, provides for among other things, that participants may purchase the Company's stock at a 15% discount to the fair market value (as calculated in accordance with the ESPP) subject to certain plan provisions and discretion of the board of directors. An aggregate of up to 150,000 shares are authorized for sale pursuant to the ESPP.

Stock-based compensation expense of $200,000 and $790,000, net of forfeitures, for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, are included in selling, general and administrative expenses and $(40,000) and $174,000, net of forfeitures, for the thirteen weeks ended September 27, 2014 and September 28, 2013, respectively, is included in cost of goods sold on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Loss.

Stock-based compensation expense of $710,000 and $2.2 million, net of forfeitures, for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, are included in selling, general and administrative expenses and $(89,000) and $(109,000), net of forfeitures, for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, are included in cost of goods sold on the Company’s unaudited Condensed Consolidated Statements of Comprehensive Loss. The Company did not capitalize any expense related to stock-based compensation.

Option Awards

The fair value of each option grant for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, was calculated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively:

	Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013
Expected option term (1)	6.25 years	6.25 years
Expected volatility factor (2)	62.9%	64.5%
Risk-free interest rate (3)	2.0%	1.1%
Expected annual dividend yield	0%	0%

(1) Since there was not sufficient historical information for grants with similar terms, the simplified or “plain-vanilla” method of estimating option life was utilized.

(2) The stock volatility for each grant is measured using the weighted average of historical weekly price changes of certain peer companies’ common stock over the most recent period equal to the expected option life of the grant. The Company uses peer companies’ volatility because there is not sufficient historical data to calculate volatility since the Company has been public less than the expected term. These peer companies represent other publicly traded retailers in the female fashion segment. Going forward, the Company will consider using the Company's volatility in calculating the expected volatility factor.

(3) The risk-free interest rate for periods equal to the expected term of the share option is based on the rate of U.S. Treasury securities with the same duration to maturity as the expected term of the option as of the grant date.

A summary of stock option activity for the thirty-nine weeks ended September 27, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				in ‘000s
Outstanding as of December 28, 2013	94,753	$106.30
Granted	3,016	36.04
Expired	(16,392)	148.59
Forfeited	(27,125)	106.03
Outstanding as of September 27, 2014	54,252	$89.76	7.8 years	$0
Exercisable as of September 27, 2014	22,904	$102.21	6.9 years	$0

A summary of the status of non-vested options awards as of September 27, 2014 including changes during the thirty-nine weeks ended September 27, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Nonvested as of December 28, 2013	78,132	$57.50
Granted	3,016	21.44
Vested	(22,675)	58.68
Forfeited	(27,125)	63.42
Nonvested as of September 27, 2014	31,348	$48.06

Total compensation cost related to non-vested stock option awards not yet recognized was $635 thousand as of September 27, 2014, and is expected to be recognized over a weighted-average remaining period of 2.5 years.

Restricted Stock Awards

A summary of the status of non-vested restricted stock awards as of September 27, 2014 including changes during the thirty-nine weeks ended September 27, 2014, is presented below:

	Shares	Weighted- Average Grant-Date Fair Value
Restricted stock awards as of December 28, 2013	26,628	$99.32
Granted	270,662	6.21
Vested (1)	(8,700)	98.13
Forfeited	(11,198)	50.78
Restricted stock awards as of September 27, 2014	277,392	$10.47

(1) The fair value of restricted stock awards vested during the thirty-nine weeks ended September 27, 2014 was $152,000.

As of September 27, 2014, unrecognized compensation expense of $1.3 million related to non-vested restricted stock awards is expected to be recognized over a weighted-average remaining period of 2.5 years.

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

The following table shows the amounts used in computing loss per share and the effect on net loss and the weighted-average number of shares potentially dilutive to common stock:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands, except share and per share data)
Net loss as reported	$(16,713)	$(8,981)	$(46,983)	$(19,053)
Net loss attributable to common shareholders	$(16,713)	$(8,981)	$(46,983)	$(19,053)

Weighted-average basic common shares	1,643,422	1,636,363	1,636,774	1,631,805
Weighted-average dilutive common shares	1,643,422	1,636,363	1,636,774	1,631,805

Per common share:
Net loss per common share - basic	$(10.17)	$(5.49)	$(28.70)	$(11.68)
Net (loss) income per common share - dilutive	$(10.17)	$(5.49)	$(28.70)	$(11.68)

For the thirteen and thirty-nine weeks ended September 27, 2014, diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation as their effect is antidilutive. Common share equivalents of 351 and 24,592 shares were excluded from the computation of weighted-average diluted common share amounts for the thirteen and thirty-nine weeks ended September 27, 2014, respectively, that could potentially dilute basic earnings per share in the future. Common share equivalents of 48 and 67 shares were excluded from the computation of weighted-average diluted common share amounts for the thirteen and thirty-nine weeks ended September 28, 2013, respectively, that could potentially dilute basic earnings per share in the future.

On September 4, 2014, the Company implemented pursuant to stockholder authorization a 1-for-10 reverse stock split of the Company’s common stock, which became effective for trading purposes on September 9, 2014. All share and per share amounts of common stock and options in the accompanying financial statements have been restated for all periods to give retroactive effect to the reverse stock split. The shares of common stock retained a par value of $0.001 per share. Accordingly, the stockholders’ equity reflects the reverse stock split by reclassifying from “common stock” to “additional paid-in capital” an amount equal to the par value of the decreased shares resulting from the reverse stock split.

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
The Certificate of Designations contains certain covenants which prohibit the Company without the consent of the Series A holders and Series B holders from increasing or decreasing the number of authorized shares; or, without the consent of the Series A holders, (i) changing the number of board numbers or of any committee or subcommittee; (ii) electing, appointing, or removing any person as Chairman of the Board; or (iii) creating, designating, or establishing any committee of the Board or subcommittee thereof.

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

On August 27, 2012, a securities class action, Mogensen v. Body Central Corp. et al., 3:12-cv-00954, was filed in the United States District Court for the Middle District of Florida against the Company and certain of the Company’s current and former officers and directors.  An amended complaint, filed on February 22, 2013, on behalf of persons who acquired the Company’s stock between November 10, 2011 and June 18, 2012, alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 by making false or misleading statements about the business and operations, thereby causing the stock price to be artificially inflated during that period.  The amended complaint seeks monetary damages in an unspecified amount, equitable relief, costs and attorney’s fees.  On March 19, 2014, the United States District Court for the Middle District of Florida granted the defendants' motion to dismiss the amended complaint. The court gave plaintiffs leave to file an amended complaint. A second amended complaint was subsequently filed on April 23, 2014, which, in addition to the allegations previously filed, further alleges that one of the defendants, a former officer and director, violated Section 20A of the Securities and Exchange Act of 1934. On May 30, 2014, defendants filed a motion to dismiss the second amended complaint. On July 18, 2014, the parties informed the court that the parties had reached an agreement in principle to settle this action for $3.4 million and requested a 30-day extension to allow the parties an opportunity to execute a settlement agreement. A settlement agreement was subsequently entered in to and a settlement hearing is scheduled for January 21, 2015. The Company does not believe that the outcome of the class action will have a material adverse effect on the business, financial statements, or disclosures as it is fully insured subject to an insurance deductible of $200,000 recorded in fiscal 2012. The full amount of the proposed settlement is reflected on the Company's unaudited Consolidated Balance Sheets as an insurance recoverable and claim settlement payable.

11. Subsequent Events

The Company announced on November 5, 2014 that Brian Woolf, the Company's Chief Executive Officer, would be resigning effective November 5, 2014, in connection with his desire to retire at the end of this year. Simultaneously, the Company also announced that it had appointed Ben Rosenfeld as President and Chief Executive Officer effective immediately. Mr. Rosenfeld has served on the Company's board of directors since August 2014 and most recently held the position of Vice President Store Operations, Retail and Outlet, at Kenneth Cole Productions. Mr. Woolf has agreed to assist in the leadership transition, will continue as a director through year-end and will serve as consultant through June 2015.

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
     As of September 27, 2014, we had 272 stores with an average size of approximately 4,287 square feet. Our stores are located in fashion retail venues in the South, Southwest, Mid-Atlantic and Midwest.  In the thirty-nine weeks ended September 27, 2014, we did not open any stores, but did relocate 2 stores and closed 22 stores. We currently plan to close six additional stores during the remainder of fiscal year 2014.
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
Direct Business Unit Sales
We offer direct sales through our e-commerce website, www.bodycentral.com, which accepts orders directly from our customers. Direct sales are not included in our comparable store sales.  Our direct business continues to transition from a historically catalog driven business towards an e-commerce driven business that takes advantage of the many marketing tools and technology access points available to today's consumer.
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

Results of Operations
The following tables summarize key components of our results of operations for the periods indicated as a percentage of net revenues as well as selected non-financial operating data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Percentage of Net Revenues (unaudited):
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	77.8	81.7	76.6	72.7
Gross profit	22.2	18.3	23.4	27.3
Selling, general and administrative expenses	39.8	40.2	41.3	31.9
Depreciation and amortization	5.2	3.5	4.2	3.0
Impairment of depreciable long-lived assets	21.4	—	7.0	—
Impairment of goodwill	—	—	—	4.8
Impairment of trade name	11.8	—	5.5	—
Loss from operations	(56.0)	(25.4)	(34.6)	(12.4)
Interest expense	(2.8)	(0.1)	(1.2)	(0.1)
Interest income	—	0.1	—	0.1
Change in fair value of embedded derivative liabilities	14.4	—	3.9	—
Other income (expense), net	0.5	(0.4)	0.1	0.3
Loss before income taxes	(43.9)	(25.8)	(31.8)	(12.1)
Benefit from income taxes	5.5	11.1	2.4	3.2
Net loss	(38.4)%	(14.7)%	(29.4)%	(8.9)%

Operating Data (unaudited):
Stores:
Comparable store sales change	(23.1)%	(18.3)%	(24.2)%	(13.6)%
Number of stores open at end of period	272	291	272	291
Sales per gross square foot (in whole dollars)	$37	$45	$137	$158
Average square feet per store	4,287	4,251	4,287	4,251
Total gross square feet at end of period (in thousands)	1,166	1,237	1,166	1,237
Direct:
Number of catalogs circulated (in thousands)	—	3,204	5,712	15,791
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
The following table summarizes the number of stores open at the beginning of the period and at the end of the period:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Stores at beginning of period	275	286	294	276
Stores opened during period	—	5	—	19
Stores closed during period	(3)	—	(22)	(4)
Stores at end of period	272	291	272	291

Thirteen weeks ended September 27, 2014 Compared to the Thirteen weeks ended September 28, 2013

	Thirteen Weeks Ended
	September 27, 2014		September 28, 2013
		Percentage of		Percentage of	Variance
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$43,420	100.0%	$60,833	100.0%	$(17,413)	(28.6)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	33,785	77.8	49,692	81.7	(15,907)	(32.0)
Gross profit	9,635	22.2	11,141	18.3	(1,506)	(13.5)
Selling, general and administrative expenses	17,276	39.8	24,480	40.2	(7,204)	(29.4)
Depreciation and amortization	2,270	5.2	2,154	3.5	116	5.4
Impairment of depreciable long-lived assets	9,313	21.4	—	—	9,313	100.0
Impairment of trade name	5,110	11.8	—	—	5,110	100.0
Loss from operations	(24,334)	(56.0)	(15,493)	(25.4)	(8,841)	57.1
Interest expense	(1,232)	(2.8)	(78)	(0.1)	(1,154)	1,479.5
Interest income	18	—	80	0.1	(62)	(77.5)
Change in fair value of embedded derivative liabilities	6,253	14.4	—	—	6,253	100.0
Other income (expense), net	205	0.5	(259)	(0.4)	464	(179.2)
Loss before income taxes	(19,090)	(43.9)	(15,750)	(25.8)	(3,340)	21.2
Benefit from income taxes	2,377	5.5	6,769	11.1	(4,392)	(64.9)
Net loss	$(16,713)	(38.4)%	$(8,981)	(14.7)%	$(7,732)	86.1%
Operating Data:
Revenues:
Stores	$41,534	95.7%	$55,725	91.6%	$(14,191)	(25.5)%
Direct	1,886	4.3	5,108	8.4	(3,222)	(63.1)
Net revenues	$43,420	100%	$60,833	100%	$(17,413)	(28.6)%
 Net Revenues
Net revenues decreased by $17.4 million or 28.6% for the thirteen weeks ended September 27, 2014, as compared to the thirteen weeks ended September 28, 2013.
     Store sales decreased $14.2 million, or 25.5%, for the thirteen weeks ended September 27, 2014, as compared to the thirteen weeks ended September 28, 2013. The decrease in store sales resulted primarily from a decrease in comparable store sales. Comparable store sales decreased $12.0 million, or 23.1%, for the thirteen weeks ended September 27, 2014, compared to a decrease of 18.3% for the thirteen weeks ended September 28, 2013. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year resulting from the Company's failure to adequately anticipate its target customers' preferences and demand levels.  Non-comparable store sales decreased $2.2 million for the thirteen weeks ended September 27, 2014, compared to the thirteen weeks ended September 28, 2013 as a result of the decrease in the number of non-comparable stores from the prior period.
Direct business unit sales, including shipping and handling fees, decreased $3.2 million or 63.1%, for the thirteen weeks ended September 27, 2014, from the thirteen weeks ended September 28, 2013.  The decrease in direct sales was primarily a function of the deliberate decrease in catalog circulation and the change in customer focus associated with alignment of the direct business merchandise with the merchandise of the brick and mortar stores.

Gross Profit
Gross profit decreased $1.5 million, or 13.5%, for the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013. As a percentage of net revenues, gross margin increased by 390 basis points for the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013.  The increase was attributable to a 540 basis point increase to merchandise margin from a reduction in the amount of markdowns taken in the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013, which was partially offset by a 150 basis point increase in store occupancy, distribution, buying and freight costs as a percent to sales, that precipitated from the 23.1% comparable store sales decline and the 63.1% decrease in direct business sales including shipping and handling fees.
Selling, General and Administrative Expense
Selling, general and administrative expenses decreased by $7.2 million, or 29.4%, for the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013. As a percentage of net revenues, store operating expenses increased to 28.3% for the thirteen weeks ended September 27, 2014 as compared to 24.3% for the thirteen weeks ended September 28, 2013 primarily as a function of the decrease in net revenues per store.  Store operating expenses decreased by $2.5 million primarily as a result of a decrease of 19 stores on a year over year basis.
The general and administrative expense component of selling, general and administrative expense decreased $4.7 million for the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013. As a percentage of net revenues, general and administrative expenses decreased to 11.5% for the thirteen weeks ended September 27, 2014 from 15.9% for the thirteen weeks ended September 28, 2013. The $4.7 million decrease was primarily driven by a $1.7 million decrease in compensation expense, a $730,000 decrease in travel and relocation expenses, a $725,000 decrease in equity compensation and directors fees, a $725,000 decrease in professional fees, a $460,000 decrease in advertising costs and a $360,000 decrease in system related expenses.
As a percentage of net revenues, selling, general and administrative expenses were 39.8% for the thirteen weeks ended September 27, 2014 and 40.2% for the thirteen weeks ended September 28, 2013 due to the reasons discussed above.
Depreciation Expense
     Depreciation expense increased $116,000, or 5.4%, for the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013.  As a percentage of net revenues, depreciation increased 170 basis points to 5.2% for the thirteen weeks ended September 27, 2014 from 3.5% for the thirteen weeks ended September 28, 2013 primarily as a result of the decline in year over year sales.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $9.3 million for the thirteen weeks ended September 27, 2014 as described in footnote 1 in the unaudited Condensed Consolidated Financial Statements.
Impairment of Trade Name
     Impairment of trade name was $5.1 million for the thirteen weeks ended September 27, 2014 as described in footnote 1 in the unaudited Condensed Consolidated Financial Statements.
Interest Expense
Interest expense was $1.2 million for the thirteen weeks ended September 27, 2014 and $78,000 for the thirteen weeks ended September 28, 2013 resulting from interest expense related to our new credit facilities, including amortization of deferred financing costs and our lease financing arrangement.
Other Income, net
Other income, net increased $464,000 for the thirteen weeks ended September 27, 2014 as compared to the thirteen weeks ended September 28, 2013. The majority of the increase in other income, net was related to the loss on disposal of fixed assets recorded in the thirteen weeks ended September 28, 2013, primarily related to software for the direct business.

Benefit from Income Taxes
The net change in income taxes was $4.4 million, from a benefit of $6.8 million for the thirteen weeks ended September 28, 2013 to a benefit of $2.4 million for the thirteen weeks ended September 27, 2014, which was attributable to a $3.3 million decrease in income before income taxes, and a decrease in the effective tax rate to 12.5% in the thirteen weeks ended September 27, 2014 from 43.0% in the thirteen weeks ended September 28, 2013. The decrease in the effective tax rate primarily resulted from a valuation allowance of $18.8 million recorded against our deferred tax assets as a function of our current forecasts and the likelihood that we will not be able to benefit from the deferred tax asset during the next twelve months.
Net Loss
The change in net earnings was $7.7 million, from a loss of $9.0 million for the thirteen weeks ended September 28, 2013 to a loss of $16.7 million for the thirteen weeks ended September 27, 2014 due to the factors discussed above.
Thirty-nine weeks ended September 27, 2014 Compared to the Thirty-nine weeks ended September 28, 2013

	Thirty-nine weeks ended September 27, 2014
	September 27, 2014		September 28, 2013		Variance
		Percentage of		Percentage of
	Amount	Net Revenues	Amount	Net Revenues	Dollars	Percentages
	(Unaudited)
	(Dollars in thousands)
Net revenues	$159,640	100.0%	$217,383	100.0%	$(57,743)	(26.6)%
Cost of goods sold, including occupancy, buying, distribution center and catalog costs	122,269	76.6	157,977	72.7	(35,708)	(22.6)
Gross profit	37,371	23.4	59,406	27.3	(22,035)	(37.1)
Selling, general and administrative expenses	65,990	41.3	69,406	31.9	(3,416)	(4.9)
Depreciation and amortization	6,704	4.2	6,438	3.0	266	4.1
Impairment of depreciable long-lived assets	11,197	7.0	—	—	11,197	100.0
Impairment of goodwill	—	—	10,358	4.8	(10,358)	(100.0)
Impairment of trade name	8,784	5.5	—	—	8,784	100.0
Loss from operations	(55,304)	(34.6)	(26,796)	(12.4)	(28,508)	106.4
Interest expense	(1,914)	(1.2)	(274)	(0.1)	(1,640)	598.5
Interest income	36	—	285	0.1	(249)	(87.4)
Change in fair value of embedded derivative liabilities	6,253	3.9	—	—	6,253	100.0
Other income (expense), net	140	0.1	747	0.3	(607)	(81.3)
Loss before income taxes	(50,789)	(31.8)	(26,038)	(12.1)	(24,751)	95.1
Benefit from income taxes	3,806	2.4	6,985	3.2	(3,179)	(45.5)
Net loss	$(46,983)	(29.4)	$(19,053)	(8.9)	$(27,930)	146.6%
Operating Data:
Revenues:
Stores	$148,206	92.8%	$195,252	89.8%	$(47,046)	(24.1)%
Direct	11,434	7.2	22,131	10.2	(10,697)	(48.3)
Net revenues	$159,640	100%	$217,383	100%	$(57,743)	(26.6)%
Net Revenues
     Net revenues decreased by $57.7 million or 26.6% for the thirty-nine weeks ended September 27, 2014, as compared to the thirty-nine weeks ended September 28, 2013.

     Store sales decreased $47.0 million, or 24.1%, for the thirty-nine weeks ended September 27, 2014, as compared to the thirty-nine weeks ended September 28, 2013. The decrease in store sales resulted primarily from a decrease in comparable store sales. Comparable store sales decreased $43.6 million, or 24.2%, for the thirty-nine weeks ended September 27, 2014, compared to a decrease of 13.6% for the thirty-nine weeks ended September 28, 2013. The decrease in our comparable store sales was primarily the result of fewer transactions on a per store basis when compared to the same period last year resulting from the Company's failure to adequately anticipate its target customers' preferences and demand levels.  Non-comparable store sales decreased $3.4 million for the thirty-nine weeks ended September 27, 2014, compared to the thirty-nine weeks ended September 28, 2013 as a result of the decrease in the number of non-comparable stores from the prior period.
Direct business unit sales, including shipping and handling fees, decreased $10.7 million or 48.3%, for the thirty-nine weeks ended September 27, 2014, from the thirty-nine weeks ended September 28, 2013.  The decrease in direct sales was primarily a function of the deliberate decrease in catalog circulation and the change in customer focus associated with alignment of the direct business merchandise with the merchandise of the brick and mortar stores.
Gross Profit
Gross profit decreased $22.0 million, or 37.1%, for the thirty-nine weeks ended September 27, 2014 as compared to the thirty-nine weeks ended September 28, 2013. As a percentage of net revenues, gross profit margin decreased by 390 basis points for the thirty-nine weeks ended September 27, 2014 as compared to the thirty-nine weeks ended September 28, 2013.  This decrease was attributable to a 110 basis point decrease in merchandise margin from markdowns taken to clear slow-moving inventory and a 280 basis point increase in store occupancy, distribution, buying and freight costs as a percentage of net revenues that precipitated from the 24.2% comparable store sales decline and the 48.3% decrease in direct business sales, including shipping and handling fees.
Selling, General and Administrative Expense
Selling, general and administrative expenses decreased by $3.4 million, or 4.9%, for the thirty-nine weeks ended September 27, 2014 as compared to the thirty-nine weeks ended September 28, 2013. As a percentage of net revenues, store operating expenses increased to 25.1% for the thirty-nine weeks ended September 27, 2014 as compared to 19.7% for the thirty-nine weeks ended September 28, 2013 primarily as a function of the decrease in net revenues per store.  Store operating expenses decreased by $2.7 million primarily as a result of the decrease of 19 stores on a year over year basis.
The general and administrative expense component of selling, general and administrative expense decreased $674,000 for the thirty-nine weeks ended September 27, 2014 as compared to the thirty-nine weeks ended September 28, 2013. As a percentage of net revenues, general and administrative expenses increased to 16.3% for the thirty-nine weeks ended September 27, 2014 from 12.2% for the thirty-nine weeks ended September 28, 2013. The $674,000 decrease was primarily driven by a $2.5 million decrease in salary and equity compensation expense, a $1.1 million decrease in travel and relocation expenses and a $374,000 decrease in system related expenses, which were partially offset by a $3.3 million increase in professional fees and temporary labor.
As a percentage of net revenues, selling, general and administrative expenses were 41.3% for the thirty-nine weeks ended September 27, 2014 and 31.9% for the thirty-nine weeks ended September 28, 2013 due to the reasons discussed above.
Depreciation Expense
     Depreciation expense increased $266,000, or 4.1%, for the thirty-nine weeks ended September 27, 2014 as compared to the thirty-nine weeks ended September 28, 2013.  This increase was primarily due to capital expenditures related to new store construction, as well as the acceleration of depreciation for actual and anticipated store closures, including leasehold improvements and furniture and fixtures. As a percentage of net revenues, depreciation increased 120 basis points to 4.2% for the thirty-nine weeks ended September 27, 2014 from 3.0% for the thirty-nine weeks ended September 28, 2013.
Impairment of Long-Lived Assets
Impairment of long-lived assets was $11.2 million for the thirty-nine weeks ended September 27, 2014 as described in footnote 1 in the unaudited Condensed Consolidated Financial Statements.

Impairment of Trade Name
     Impairment of trade name was $8.7 million for the thirty-nine weeks ended September 27, 2014 as described in footnote 1 in the unaudited Condensed Consolidated Financial Statements.
Interest Expense
Interest expense was $1.9 million for the thirty-nine weeks ended September 27, 2014 and $274,000 for the thirty-nine weeks ended September 28, 2013 resulting from interest expense related to our new credit facilities, including amortization of deferred financing costs, and our lease financing arrangement.
Other Income, net
Other income, net decreased by $607,000 for the thirty-nine weeks ended September 27, 2014 as compared to the thirty-nine weeks ended September 28, 2013. The Company recognized store merchandise credit breakage of $0 and $972,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. The decrease from store merchandise breakage was partially offset by a $422,000 loss on disposal of fixed assets primarily related to software for the direct business recorded during the third quarter of 2013 as compared to a $3,000 gain on disposal of fixed assets for the same period this year.
Benefit from Income Taxes
The benefit from income taxes decreased by    $3.2 million for the thirty-nine weeks ended September 27, 2014 as compared to the thirty-nine weeks ended September 28, 2013. The decrease was attributable to a $24.8 million decrease in income before income taxes, partially offset by a decrease in the effective tax rate to 7.5% in the thirty-nine weeks ended September 27, 2014 from a 26.8% effective tax rate in the thirty-nine weeks ended September 28, 2013. The decrease in the effective tax rate primarily resulted from a valuation allowance of $18.8 million recorded against our deferred tax assets as a function of our current forecasts, as we do not believe we will be able to benefit from the deferred tax asset during the next twelve months.
Net Loss
 The change in net earnings was $27.9 million, from a loss of $19.1 million for the thirty-nine weeks ended September 28, 2013 to a loss of $47.0 million for the thirty-nine weeks ended September 27, 2014 due to the factors discussed above.
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

Sources and Uses of Cash
As of September 27, 2014, we had net working capital of $8.7 million, which included cash and cash equivalents of $4.9 million. Cash outflow from operations was $25.2 million for fiscal quarter ended September 27, 2014. Net working capital was $8.7 million as of September 27, 2014 as compared to $30.0 million as of September 28, 2013. The most significant components of the $21.3 million decrease in year-over-year net working capital resulted from a $15.1 million decrease in cash and cash equivalents and short-term investments, an $8.5 million decrease in income tax receivable, a $6.9 million increase in the fair value of the call option derivative and a $3.7 million reduction in inventory (net of merchandise payables), partially offset by a $7.5 million increase in prepaids and other current assets and a $4.2 million decrease in accrued expenses.
Cash and cash equivalents decreased primarily as a result of the decrease in net revenues as discussed herein, capital expenditures related to the new distribution center and corporate headquarters, and capital expenditures related to information technology projects, partially offset by the net proceeds from our new $30.0 million term credit facility and the proceeds from the sale-leaseback transaction related to our information technology projects. The $8.5 million decrease in income tax receivable was attributable to refunds received in fiscal 2014. The $7.5 million increase in prepaids and other current assets was primarily the result of advance prepayments for merchandise orders of approximately $4.5 million, $2.9 million in deferred financing fees, $1.0 million in prepaid fees for a 5-year tail on D&O coverage, offset by a $1.0 reduction in prepaid maintenance contracts and other deposits. The $4.2 million decrease in accrued expenses was primarily the result of extending non-merchandise payables terms to 30 days. The decrease in inventory, net of merchandise payables was primarily driven by the deliberate reduction of inventory commensurate with sales trends and target inventory levels.

	Thirty-Nine Weeks Ended
	September 27, 2014	September 28, 2013
	(in thousands)
	(unaudited)
Net cash used in operating activities	(25,235)	(8,654)
Net cash used in investing activities	(7,835)	(17,212)
Net cash provided by financing activities	21,407	327
Net decrease in cash and cash equivalents	$(11,663)	$(25,539)
Operating Activities
Net cash used in operating activities for the thirty-nine weeks ended September 27, 2014 was $25.2 million as compared to net cash used by operating activities of $8.7 million for the thirty-nine weeks ended September 28, 2013. Cash receipts from customers were $159.8 million for the thirty-nine weeks ended September 27, 2014 as compared to $217.4 million for the thirty-nine weeks ended September 28, 2013. This decrease was primarily the result of a decrease in the number of sales transactions, both for our stores and direct business operating segments, and a decrease in the average unit selling price. Cash payments to our merchandise vendors decreased to $104.5 million from $146.2 million, or 28.6%, for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, primarily as a result of reduced inventory purchases.
Cash paid to employees decreased from $46.8 million to $45.9 million, or 1.9%, for the thirty-nine weeks ended September 28, 2013 and September 27, 2014, respectively, primarily as a result of a reduction in store employees from the closure of 22 stores and reductions of staff at the corporate headquarters. Cash paid for operating expenses, excluding cash paid to employees, increased to $32.2 million from $22.1 million, or 45.9%, for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, primarily due to an increase in the number of days outstanding on our open expense payables.
Cash refunds received for income taxes were $13.9 million as compared to cash paid for estimated taxes of $174,000 for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively, as a result of estimated payments of income taxes in 2012 and 2013, as well as refunds related to fiscal 2013 net losses carried back to 2011 and 2012.

Investing Activities
Net cash used for purchases of property and equipment decreased to $4.7 million from $12.7 million, or 62.9%, for the thirty-nine weeks ended September 27, 2014 and September 28, 2013. Net cash used for purchases of short-term investments, net of maturities and proceeds from sales of short-term investments decreased by $4.5 million resulting primarily from the decrease in cash from operations. Restricted cash increased $3.2 million for the thirty-nine weeks ended September 27, 2014 as a result of providing cash collateral against our borrowing base with Crystal.
Financing Activities
Financing activities consist primarily of proceeds from our new credit facility and payments on borrowings outstanding, including lease financing arrangements. For the thirty-nine weeks ended September 27, 2014, net cash provided by financing activities increased $17.9 million as compared to the thirty-nine weeks ended September 28, 2013, primarily attributable to proceeds of $30.0 million from our new credit facilities, partially offset by the payments of amounts outstanding on our Line of Credit Agreement, change in cash collateral and lease financing arrangement as discussed below and deferred financing fees related to the new credit facilities.
     On January 20, 2012, we entered into a Line of Credit Agreement with Branch Banking and Trust Company that provided for a revolving line of credit facility in the amount of $5.0 million with an accordion feature that allowed Branch Banking and Trust Company to increase the facility up to $20.0 million at its sole discretion.  The facility had a maturity date of May 5, 2013 and bore interest at the one month LIBOR rate plus 1.35% per annum, as adjusted monthly on the first day of each month, with an all-in floor rate of 2.0%. The facility was secured by all the assets of the Company. The Line of Credit Agreement included a financial covenant requiring the Company to have a Tangible Net Worth (as defined in the Line of Credit Agreement) of $30.0 million quarterly, and other customary covenants.
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
On June 23, 2014, we entered into a forbearance and modification agreement with several lenders and Crystal under the Credit Facility Agreement, dated as of February 6, 2014. In connection with this agreement , we increased our revolving line of credit from $5.0 million to $17.0 million and the Company fully prepaid its $12.0 million term loan in cash. As of September 27, 2014, we had $12.0 million of outstanding borrowings under the revolving component of the credit facility with Crystal, and were in compliance with all operational covenants.
On June 27, 2014, we entered into a securities purchase agreement with investors and closed the issuance and sale of $18.0 million in aggregate principal amount of our subordinated secured convertible notes and two new series of preferred stock. We received the funding from the Notes on June 30, 2014 and used the proceeds to outstanding obligations.
Risks, Uncertainties, and Going Concern
We incurred a loss from operations of $53.4 million and had negative cash flow from operations of $13.6 million for the fiscal year ended December 28, 2013. For the thirty-nine weeks ended September 27, 2014, we incurred a loss from operations of $55.3 million and had negative cash flows from operations of $25.2 million as of September 27, 2014.
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
We have historically relied on cash flows from operations to meet our cash flow requirements for continued operations and capital projects; however, during the second half of fiscal 2013 and the first quarter of fiscal 2014, we have entered into financing arrangements to supplement our working capital needs. We had unrestricted cash and cash equivalents available of $4.9 million and total net working capital of $8.7 million as of September 27, 2014. We believe that our current sources of funding and cash provided by operations, combined with actions discussed in more detail below, will be sufficient to fund our current business plan and meet our obligations through the 12 months subsequent to September 27, 2014; however, our ability to continue to fund operations and meet our obligations is largely dependent on our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand, of which there can be no assurance we will be able to adequately accomplish. Our current business plan assumes that our operating cash in-flows will improve in the fourth quarter of 2014 as a result of changes to our merchandising strategy which focuses on the allocation of product assortment and inventory management. However, our failure to anticipate, identify, or react to changes in customer taste and demand could adversely affect the results of operations, including our ability to generate positive cash flows from operations, and consequently, our ability to fund operations, to obtain additional financing, and to repay our financing obligations.
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
Our current business plan assumes that our operating cash in-flows will improve in the fourth quarter of 2014 as a result of changes to our merchandising strategy, which focuses on the allocation of product assortment and better management of inventory levels in comparison to sales trends. We have made key changes to merchandising personnel and developed a planning and allocation team in order for us to streamline our product assortment and to better anticipate changes in customer preferences. We believe that these initiatives will also position us to realize higher sales levels and improved gross margins through fiscal 2014. If however our future comparable store sales continue to decline or do not improve consistent with our forecasts and/or our direct business does not improve from the prior year, our cash flows would be materially adversely impacted.
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
During the first three fiscal quarters of 2014, significant changes impacting our liquidity position have included the following:

•	We closed 22 stores during the thirty-nine weeks ended September 27, 2014 and intend to close six more stores during the remainder of fiscal year 2014.

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

Effective June 23, 2014, we entered into a Forbearance and Modification Agreement ("Forbearance Agreement") which effectively terminated the above outstanding term loan facility and increased the revolving credit facility to $17.0 million. Pursuant to the Forbearance Agreement, we prepaid the term loan facility in full from (i) cash on hand in excess of amounts permitted under the Forbearance Agreement plus (ii) the proceeds from the revolving credit facility. We were not required to pay any prepayment penalties under the terms of the Forbearance Agreement. As of the effective date of the Forbearance Agreement, we were in default of certain provisions under the Credit Facility Agreement. Under the Forbearance Agreement, Crystal agreed to forbear against any remedies available to them under an event of default until June 27, 2014. Crystal provided a waiver to us on June 27, 2014; as such, outstanding borrowings under the Credit Facility Agreement, as amended, were not callable as of the balance sheet date.
No other modifications were made pursuant to the Forbearance Agreement which materially impacted the terms of the Credit Facility Agreement dated February 6, 2014.
As of September 27, 2014, we had $12.0 million drawn against eligible accounts receivable, inventory and cash collateral and had no incremental borrowing capacity against its borrowing base collateral.
As of November 3, 2014, we had $4.5 million in cash and cash equivalents (excluding restricted cash), $12.0 million drawn against eligible accounts receivable, inventory and cash collateral, and had no incremental borrowing capacity against its borrowing base collateral. Refer to note 5. Debt herein for further disclosure regarding the Credit Facility Agreement and subsequent modifications and amendments.

•
On June 27, 2014, we completed the previously announced review of financing, transactional and strategic alternatives with the closing of a private placement of $18.0 million in principal amount of our 7.5% subordinated secured convertible notes (the “Notes”). Interest on the notes will accrue at a stated rate of 7.5% per annum and each quarterly interest payment will be paid in kind by increasing the principal amount due under the notes unless we exercise our option to pay cash interest at a stated rate of 6.75% per annum. The Notes are convertible into shares of our common stock at any time at the option of the Noteholders, at a conversion price of $3.50 per share (as adjusted for the Company's September 2014 reverse stock split), subject to certain adjustments. Refer to Note 5. Debt herein for further disclosure regarding the Notes.

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
Credit Facility
On February 6, 2014, we entered into a new asset based Credit Facility Agreement with Crystal, as administrative and collateral agent. Refer to Note 5. Debt of the unaudited Notes to the Condensed Consolidated Financial Statements herein for additional disclosure.

Outlook
     Our short-term and long-term liquidity needs arise primarily from working capital requirements associated with our existing operations, sales improvement initiatives, and capital expenditures related to information technology and our distribution center and corporate headquarters. We believe that our current forecasts indicate that our cash position, net cash provided by operating activities and debt facilities (as previously disclosed) should be adequate to finance our working capital needs through the 12 months subsequent to September 27, 2014, if we are successful in executing our business plan.  Forecasts include strategic initiatives centered on merchandise content and customer messaging. If these strategies are not achieved, we may require additional financing to provide sufficient cash flows to support operations, availability of which cannot be guaranteed.
Critical Accounting Estimates
     Management has determined that our most critical accounting policies are those related to revenue recognition, inventory valuation, property and equipment, impairment of long-lived assets, intangible assets, valuation of financial instruments, income taxes and stock-based compensation.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations. Besides the item mentioned below, there have been no significant changes to these policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. The Company issued subordinated secured convertible notes in June 2014. The Company initially bifurcated the notes into the value represented by the debt and the value represented by the embedded derivative. Going forward, the Company records the notes at their carrying value, adjusted for any capitalized interest and accretion of discount, and records the derivative at its fair value, with the change recorded through earnings.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As previously disclosed, on June 27, 2014, we entered into a Securities Purchase Agreement (as amended, the “Purchase Agreement”) with certain investors (the “Buyers”) and closed the issuance and sale to the Buyers (the “2014 Financing”) of $18.0 million in aggregate principal amount of our subordinated secured convertible notes (as amended, the “Notes”) and new series of Series A Preferred Stock and Series B Preferred Stock. The Notes are convertible into shares of our common stock at any time, in whole or in part, at the option of the Noteholders at a fixed conversion price, initially set at $3.50 (as adjusted for the Company's September 2014 reverse stock split). The conversion price is subject to full-ratchet anti-dilution adjustment in the event we issue any common stock or securities exercisable for or convertible into common stock (subject to limited exceptions for certain exempted issuances) at a price per share less than the then-effective conversion price of the Notes.

Based upon the principal amount of the Notes issued, without giving effect to accrued and unpaid interest, and assuming no adjustment to the initial conversion price, the initial principal balance of the $18 million of Notes would be convertible into 5,142,864 shares of our common stock on a fully-diluted basis assuming conversion of all of the Notes. The conversion of the Notes by the holders thereof into common stock will, and any future financing transactions involving the issuance of equity by the Company may cause substantial dilution to the ownership interests of the existing holders of shares of our common stock. Any sales or perceived sales in the public market of our shares of common stock issuable upon conversion of the Notes could adversely affect prevailing market prices of shares of our common stock. The issuance of common stock upon conversion of the Notes may also have the effect of reducing our net income per share. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the market price of our shares of common stock.

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

Further, our first lien credit agreement and second lien Notes provide for acceleration in certain instances in connection with certain events of default, and also contain customary cross-default provisions with respect to other indebtedness.  Pursuant to our first lien credit agreement, cash dominion provisions may be triggered in the future by an event of default, the outstanding balance of revolving loans increasing above a certain required threshold initially set at $12.0 million or the Loan Parties’ unrestricted cash dropping below $7.5 million for two consecutive business days.  On September 2, 2014, a cash dominion event was triggered as a result of our unrestricted cash falling below $7.5 million for two consecutive business days. As a result, until such time as our unrestricted cash exceeds $7.5 million for 60 consecutive calendar days, as to which there can be no assurance, inbound cash receipts will be controlled by Crystal. Any acceleration of any of our outstanding indebtedness, or failure to eliminate the existing cash dominion event or any future trigger of cash dominion requirements, would materially and adversely affect our business, and could affect the Company’s ability to continue as a going concern.

In addition, in connection with the 2014 Financing, we entered into a registration rights agreement with the Buyers, pursuant to which, as amended (the “Registration Rights Agreement”), we agreed to file a registration statement covering the resale of the shares of common stock issuable upon conversion of the Notes (the “Registrable Securities”) within 20 calendar days after the Company obtained stockholder approval of the Reverse Stock Split and to use our reasonable best efforts to cause the registration statement to become effective within 90 calendar days from the date the registration statement is filed and maintain the effectiveness of such registration statement until all of the shares registered thereunder may be freely transferred by the Buyers or the Buyers have sold all of the shares covered by such registration statement. In the event that the registration statement does not cover all of the Registrable Securities, the Company will be obligated to file additional registration statements. The Company filed a Form S-1 Registration Statement with respect to the registrable securities on September 24, 2014, which registration statement has not yet been declared effective by the Commission. We will be subject to certain obligations if we fail to have the registration statement (which we filed on September 24, 2014) declared effective on or before the agreed upon date or fail to maintain the effectiveness of the registration statement or fail to meet certain other maintenance obligations. If we fail to meet our obligations as described in the previous sentence, we will be required to pay, subject to the rights of the first lien lender under the intercreditor and subordination agreement, liquidated damages equal to 2% of the purchase price of the Registrable Securities relating to such registration statement upon the occurrence of the failure and for each 30 calendar day period during which such failure is continuing, with such liquidated damages being capped at 15% of the aggregate purchase price of the Registrable Securities.

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

An investment in our Company may require a long-term commitment, with no certainty of return. The OTC Pink market is a relatively unorganized over-the-counter market that provides significantly less liquidity than NASDAQ or other national exchanges. As a result, you will encounter significantly lower trading volume in our common stock than you would on a national exchange, and may be unable to dispose of your common stock at desirable prices or at all.

Our Board believes that relisting the Company’s common stock on a national securities exchange may be in the best interests of the Company and our stockholders, as it may enhance the liquidity in the trading market for the Company’s common stock. National securities exchanges typically maintain a minimum initial listing price of approximately $2.00 - $4.00 per share and a minimum continued listing price of approximately $1.00 per share, which, as of November 6, 2014, the Company did not satisfy. While we intend to apply in the future to re-list our common stock on a national securities exchange, there can be no assurance that this would be the case, that our stock price will achieve or maintain any particular level, or that the Company would satisfy other initial or continued listing criteria. The lack of an active market for our common stock impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares or other equity.

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
3.1
Fourth Amended and Restated Certificate of Incorporation of Body Central Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2014)

3.2	Amended and Restated By-Laws of Body Central Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2014)
4.1
First Amendment Dated as of July 15, 2014 to Securities Purchase Agreement, Notes and Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 16, 2014)

10.1
Employment Agreement, entered into on August 1, 2014 and effective as of June 30, 2014, by and between Body Central Corp. and Richard L. Walters, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2014)

10.2
Separation Agreement, dated as of July 14, 2014, by and between Body Central Corp. and Thomas W. Stoltz (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.3	Body Central Corp. Third Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2014)
10.4	Body Central Corp. 2014 Employee Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on August 19, 2014)
10.5
Separation and Release Agreement, dated as of November 3, 2014, by and between Body Central Corp. and Brian Woolf (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2014)

10.6
Consulting Agreement, dated as of November 3, 2014, by and between Body Central Corp. and Brian Woolf (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2014)

10.7
Employment Agreement, dated as of November 4, 2014, by and between Body Central Corp. and Ben Rosenfeld (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2014

BODY CENTRAL CORP.

By:	/s/ Ben Rosenfeld
Ben Rosenfeld
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Richard L. Walters, Jr.
Richard L. Walters, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)